Form 10-Q
period 2010-12-31
AcroBoo, Inc.
filed 2011-02-14
CIK 1497251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2010

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                      Commission file number 333-170477

                                 ACROBOO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          27-3074682
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

              3000 Bayport Drive, Suite 250, Tampa, Florida  33607
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (813) 637-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of February 4, 2011, the registrant had no shares of its $0.001 par value Common Stock issued nor outstanding.

                              Table of Contents
                                 AcroBoo, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended December 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of December 31, 2010 and September 30, 2010             3

   Statements of Operations for the three months
     ended December 31, 2010 and from Inception (June 14, 2010) to
     December 31, 2010                                                    4

   Statements of Cash Flows for the three months
     ended December 31, 2010 and from Inception (June 14, 2010) to
     December 31, 2010                                                    5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A. Risk Factors                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3.  Defaults Upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits                                                        21

Signatures                                                               22


Part I.  Financial Information

Item 1.  Financial Statements

                               AcroBoo, Inc.
                       (A Development Stage Company)
                              Balance Sheets


                                                 December 31,  September 30,
                                                    2010           2010
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
Assets

Current assets:
   Cash and equivalents                         $          -   $          -
                                                -------------  -------------
     Total current assets                                  -              -

Total assets                                    $          -   $          -
                                                =============  =============

Liabilities and Stockholders' Deficit

Current liabilities:
   Accrued expense and accounts payable                    -          1,500
                                                -------------  -------------
     Total current liabilities                             -          1,500
                                                -------------  -------------
Total liabilities                                          -          1,500
                                                -------------  -------------

Stockholders' deficit:
   Preferred stock, $0.001 par value, 5,000,000
    shares authorized, none issued and
    outstanding                                            -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, none issued and outstanding         -              -
   Additional paid-in capital                          4,575          3,075
   Deficit accumulated during development
    stage                                             (4,575)        (4,575)
                                                -------------  -------------
   Total stockholders' deficit                             -        (1,500)
                                                -------------  -------------
Total liabilities and stockholders' deficit      $          -   $          -
                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

                              AcroBoo, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                               (Unaudited)


                                           For the three       Inception
                                            months ended     (June 14, 2010)
                                            December 31,     to December 31,
                                                2010              2010
                                          ----------------  ----------------
Revenue                                   $             -   $             -
                                          ----------------  ----------------

Expenses:
Organizational costs                                    -             4,575
                                          ----------------  ----------------
   Total expenses                                       -             4,575
                                          ----------------  ----------------

Net loss                                  $             -  $        (4,575)
                                          ================  ================

Weighted average number of
 common shares outstanding                              -                 -
                                          ================  ================

Net loss per share                        $         (0.00)  $         (0.00)
                                          ================  ================










  The accompanying notes are an integral part of these financial statements.

                              AcroBoo, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)


                                           For the three       Inception
                                            months ended     (June 14, 2010)
                                            December 31,     to December 31,
                                                2010              2010
                                          ----------------  ----------------
Cash flows from operating activities:
Net loss                                  $             -  $        (4,575)
Adjustments to reconcile net loss to net cash used
  by operating activities:
     Increase(decrease) in:
       Accounts payable and accrued
          expense                                  (1,500)                -
                                          ----------------  ----------------

Net cash used by operating activities              (1,500)           (4,575)
                                          ----------------  ----------------


Cash flows from financing activities:
Contributed capital                                 1,500             4,575
                                          ----------------  ----------------
Net cash provided by financing activities           1,500             4,575
                                          ----------------  ----------------

Net increase (decrease) in cash                         -                 -
Cash - beginning                                        -                 -
                                          ----------------  ----------------
Cash - ending                             $             -   $             -
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                                          ================  ================
   Income taxes paid                      $             -   $             -
                                          ================  ================


  The accompanying notes are an integral part of these financial statements.

                               AcroBoo, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements filed therewith along with the amended S-1 registration statement. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the
results that may be expected for the year ending September 30, 2011.   The
Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $4,575. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                               AcroBoo, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Use of Estimates
----------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Advertising
-----------
Advertising costs are expensed when incurred. The Company has not incurred any advertising expenses since inception.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year end
--------
The Company's fiscal year-end is September 30.

                               AcroBoo, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 2010
                                (Unaudited)


Recent Accounting Pronouncements
--------------------------------

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.


NOTE 4 - Stockholders' Deficit

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

There have been no issuances of common or preferred stock.

On June 14, 2010, a director of the Company contributed capital of $325 for incorporating fees.

On July 21, 2010, a director of the Company contributed capital of $2,750 for audit fees.

On October 28, 2010, a director of the Company contributed capital of $1,500 for audit fees.


NOTE 5.   Related Party Transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form S-1 for the fiscal year ended
September 30, 2010.

Overview of Current Operations
------------------------------

Corporate History
-----------------

The Company was organized June 14, 2010 (Date of Inception) under the laws of the State of Nevada, as AcroBoo, Inc. The Company was incorporated as a subsidiary of Jagged Peak, a Nevada corporation.

AcroBoo, Inc. Business Plan
---------------------------

AcroBoo is an e-commerce and supply chain solutions and services provider. Acroboo is built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points. AcroBoo will offer products through different websites, that includes, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products. While managing our own online stores, we were often approached by companies who needed help establishing an online presence. We leverage our knowledge and infrastructure to offer services to assist other retailers expand their sales channel to the Web. Our services have evolved to include online retailing, e-channel development, e-marketing, and brand protection solutions. Management views these as important abilities in running an on-line business and they are part of AcroBoo's operation to sell products and protect its brands. AcroBoo on occasion plans to sell these services to clients desiring to run an on-line business but does not have their own in-house expertise. This is only expected to be a small portion of the business in the beginning years as AcroBoo builds up the number of products it sells on-line.

AcroBoo plans to search for new solutions that harness the power of the Internet to help companies drive revenue and expand their business. The company takes possession of inventory and generates most of its revenues based on product sales or a percentage of the customers' sales. Management expects a small percent of its revenues will be generated from licensing its software products.

Sales and Marketing
-------------------

We plan to market our products and services through direct and indirect sales channels. We will conduct our principal sales and marketing activities from corporate headquarters. We plan to develop a network of agents who assist in selling our products globally. We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position. These independent distributors and resellers will distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

We support our sales activities by conducting a variety of marketing programs including public relations, direct marketing, advertising, trade shows, product seminars, user group conferences and ongoing customer communication and industry analysts programs. We plan to participate in industry conferences such as those organized by the Council of Supply Chain Management Professionals and the Institute for Supply Management.

We also plan to engage in third-party software alliance programs with other software vendors. These programs generally provide some type of assistance for developing or marketing software products which are compatible with products of the other party.

Licenses
--------

Management expects AcroBoo will earn a small percent of its revenue from fees generated from licensing our software products. In consideration of the payment of license fees, we may grant non-exclusive, nontransferable, perpetual licenses, which are primarily business unit and user-specific and geographically restricted. Our standard license agreement will contain provisions designed to prevent disclosure and unauthorized use of our software. In these agreements, we will warrant that our products will function in accordance with the specifications set forth in our product documentation.

The prices for our products are typically functions of the number of modules licensed and the number of servers, users and sites for which the solution is designed and deployed.


Customer Service and Support
----------------------------

We will provide the following services and support to our customers:

Training Support. We offer our customers a professional implementation program that facilitates rapid implementation of our software products. We will help customers define the nature of their project and subsequently proceed through the implementation process. We will provide training for all users and managers involved. We will first establish measurable financial and logistical performance indicators and then evaluate them for conformance during and after implementation. Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

General Training Services. We will offer our customers post-delivery professional services consisting primarily of implementation and training services, for which we will charge on a daily basis. Customers that purchase implementation services will receive assistance in integrating our solution with existing software applications and databases.

Maintenance and Support Services. We will provide our customers with ongoing product support services. Typically, we expect to enter into support or maintenance contracts with customers for an initial one year term, with a renewal for additional periods thereafter. Under these contracts, we will provide telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. We will also provide ongoing support and maintenance services through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.


Competition
-----------

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

o Large application software vendors such as SAP, Oracle and Infor, each of which offers sophisticated solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

o  Vendors focusing on the supply chain application software market; and

o  Internal development efforts by corporate information technology companies.

To the extent such vendors develop or acquire systems with functionality comparable to our products, their significant installed customer base, long-standing customer relationships and ability to offer a broad solution could provide a competitive advantage over our products.

We also expect to face additional competition as other established and emerging companies enter the market for collaborative e-commerce and supply chain management software and new products and technologies are introduced. In addition, current and potential competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Increased competition could result in fewer customer orders, reduced gross margins and loss of market share.

The principal competitive factors in the target markets in which we compete include product functionality and quality, domain expertise, integration technologies, product suite integration, breadth of products and related services such as customer support, training and implementation services.

Many of our competitors and potential competitors have a broader worldwide presence, longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than we have. Some competitors have become more aggressive with their prices, payment terms and issuance of contractual implementation terms or guarantees. In order to be successful in the future, we must continue to develop innovative software solutions and respond promptly and effectively to technological change and competitors' innovations. We may also have to lower prices or offer other favorable terms. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products.

We believe that our principal competitive advantages are our comprehensive, integrated solutions, the ability of our solutions to generate business benefits for our customers, our investment in product development, our domain expertise, the ease of use of our software products, implementation services, and our ability to deliver rapid return on investment for our customers.


Results of Operations for the three months ended December 31, 2010
------------------------------------------------------------------

We earned no revenues since our inception on June 14, 2010 through December 31, 2010. We do not anticipate earning any significant revenues within the next 24 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through December 31, 2010, we generated no income. Since our inception on June 14, 2010, we experienced a net loss of $(4,575).Our loss was attributed to organizational expenses, audit and legal fees. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

For the three months ending December 31, 2010, we experienced no expenditures. In our September 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from inception (June 14, 2010) through December 31, 2010. We do not anticipate generating any revenues for at least 12 months.

Going Concern
-------------

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $4,575 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

Our future success depends in part upon our ability to respond to changing customer requirements, develop and introduce new or enhanced products, and keep pace with technological developments and emerging industry standards. We focus our development efforts on several areas, including, but not limited to, enhancing operability of our products across distributed and changing heterogeneous hardware platforms, operating systems and relational databases, and adding functionality to existing products. These development efforts will continue to focus on deploying applications within a multi-tiered ERP and supply chain environment, including the Internet.

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.
-----------------------------------------------

As of December 31, 2010, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2010 reflects no assets and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.
No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve
(12) months, without seeking reimbursement for funds contributed.

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended December 31, 2010. The Company has no employment agreements in place with its officers.

AcroBoo, Inc. Funding Requirements
----------------------------------

AcroBoo, Inc. needs funding to fully execute its business plan. AcroBoo, Inc. will require at least $3,000,000 to build its infrastructure, market its services and build a client base.

If AcroBoo raises less then $3,000,000, AcroBoo still can build its infrastructure, but to a smaller degree. Limited funding will not preclude AcroBoo from moving forward with its business plan. Once the business begins to operate and generate sales, management expects accounts receivable balances and thus a significant amount of working capital will not be necessary until the Company desires to expand the products (increase in inventory).

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

Management has evaluated recently issued accounting pronouncements through May 24, 2010 and concluded that they will not have a material effect on the financial statements as of December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal quarter ended December 31, 2010. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.


Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 1A - Risk Factors

See Risk Factors set forth the Company's Registration Statement on Form S-1 for the fiscal year ended September 30, 2010 and the discussion in Item 1, above, under " Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on Form S-1. The Company is currently in the process of answering comments concerning this Registration Statement from the SEC.

Item 6 -- Exhibits


                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1    9/30/10   3.1  11/09/10
           as currently in effect
------------------------------------------------------------------------------
 3.2       Bylaws                               S-1    9/30/10   3.2  11/09/10
           as currently in effect
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AcroBoo, Inc.
                                              -----------
                                              Registrant


Date:  February 4, 2011                   By: /s/ Dan Furlong
       ----------------                   -------------------
                                                  Dan Furlong
                                                  President