Form 10-Q
period 2011-03-31
AcroBoo, Inc.
filed 2011-05-20
CIK 1497251

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

                For the quarterly period ended March 31, 2011

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

As of May 18, 2011, the registrant had 1,602,096 shares of its $0.001 par value Common Stock issued and outstanding.

                              Table of Contents
                                 AcroBoo, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended March 31, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of March 31, 2011 and September 30, 2010                3

   Statements of Operations for the three and six months
     ended March 31, 2011 and from Inception (June 14, 2010) to
     March 31, 2011                                                       4

   Statements of Cash Flows for the six months ended March 31, 2011
     and from Inception (June 14, 2010) to March 31, 2011                 5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               21

Item 1A. Risk Factors                                                    21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               21

Item 6.  Exhibits                                                        22

Signatures                                                               23


Part I.  Financial Information

Item 1.  Financial Statements

                               AcroBoo, Inc.
                       (A Development Stage Company)
                              Balance Sheets


                                                  March 31,    September 30,
                                                    2011           2010
                                                 (Unaudited)     (Audited)
                                                -------------  -------------
Assets

Current assets:
   Cash and equivalents                         $          -   $          -
                                                -------------  -------------
     Total current assets                                  -              -

Total assets                                    $          -   $          -
                                                =============  =============

Liabilities and Stockholders' Deficit

Current liabilities:
   Accrued expense and accounts payable                1,750          1,500
                                                -------------  -------------
     Total current liabilities                         1,750          1,500
                                                -------------  -------------
Total liabilities                                      1,750          1,500
                                                -------------  -------------

Stockholders' deficit:
   Preferred stock, $0.001 par value, 5,000,000
    shares authorized, none issued and
    outstanding                                            -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, none issued and outstanding         -              -
   Additional paid-in capital                          4,575          3,075
   Deficit accumulated during development
    stage                                             (6,325)        (4,575)
                                                -------------  -------------
   Total stockholders' deficit                        (1,750)        (1,500)
                                                -------------  -------------
Total liabilities and stockholders' deficit      $          -   $          -
                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

                              AcroBoo, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                               (Unaudited)


                         For the three      For the six        Inception
                         months ended       months ended     (June 14, 2010)
                           March 31,          March 31,         March 31,
                             2011               2011              2011
                        ----------------  ----------------  ----------------
Revenue                 $             -   $             -   $             -
                        ----------------  ----------------  ----------------

Expenses:
Organizational costs              1,750             1,750             6,325
                        ----------------  ----------------  ----------------
   Total expenses                 1,750             1,750             6,325
                        ----------------  ----------------  ----------------

Net loss                $       (1,750)   $        (1,750)  $        (6,325)
                        ================  ================  ================

Weighted average number
 of common shares
 outstanding                          0                 0
                        ================  ================

Net loss per share      $         (0.00)  $         (0.00)
                        ================  ================










  The accompanying notes are an integral part of these financial statements.

                              AcroBoo, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)


                                            For the six       Inception
                                            months ended     (June 14, 2010)
                                              March 31,       to March 31,
                                                2011              2011
                                          ----------------  ----------------
Cash flows from operating activities:
Net loss                                  $        (1,750)  $        (6,325)
Adjustments to reconcile net loss to net cash used
  by operating activities:
     Increase(decrease) in:
       Accounts payable and accrued
          expense                                     250             1,750
                                          ----------------  ----------------

Net cash used by operating activities              (1,500)           (4,575)
                                          ----------------  ----------------


Cash flows from financing activities:
Contributed capital                                 1,500             4,575
                                          ----------------  ----------------
Net cash provided by financing activities           1,500             4,575
                                          ----------------  ----------------

Net increase (decrease) in cash                         -                 -
Cash - beginning of the period                          -                 -
                                          ----------------  ----------------
Cash - end of the period                  $             -   $             -
                                          ================  ================

Supplemental disclosures:
   Interest paid                          $             -   $             -
                                          ================  ================
   Income taxes paid                      $             -   $             -
                                          ================  ================


  The accompanying notes are an integral part of these financial statements.

                               AcroBoo, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2011
                                (Unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements filed therewith along with the amended S-1 registration statement. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the
results that may be expected for the year ending September 30, 2011.   The
Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."


NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $6,325. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                               AcroBoo, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2011
                                (Unaudited)


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

Year end
--------
The Company's fiscal year-end is September 30.

                               AcroBoo, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements
                               March 31, 2011
                                (Unaudited)

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

On June 14, 2010, a director of the Company contributed capital of $325 for incorporating fees. Such contribution is not expected to be repaid.

On July 21, 2010, a director of the Company contributed capital of $2,750 for audit fees. Such contribution is not expected to be repaid.

On October 28, 2010, a director of the Company contributed capital of $1,500 for audit fees. Such contribution is not expected to be repaid.

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

NOTE 6.  Subsequent Event

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on Form S-1. The Registration became effective on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,602,096 shares of Common Stock issued and outstanding.

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


Results of Operations for the six months ended March 31, 2011
-------------------------------------------------------------

We earned no revenues since our inception on June 14, 2010 through March 31, 2011. We do not anticipate earning any significant revenues within the next 24 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through March 31, 2011, we generated no income. Since our inception on June 14, 2010, we experienced a net loss of $(6,325).Our loss was attributed to organizational expenses, audit and legal fees. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

For the three months ending March 31, 2011, we experienced expenses of $1,750 for organizational costs. For the six months ending March 31, 2011, we experienced organizational costs of $1,750. In our September 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from inception (June 14, 2010) through March 31, 2011. We do not anticipate generating any revenues for at least 12 months.

Going Concern
-------------

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $6,325 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of March 31, 2011 reflects no assets and $1,750 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2011. The Company has no employment agreements in place with its officers.

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


Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


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


New Accounting Standards
------------------------

Management has evaluated recently issued accounting pronouncements through May 24, 2010 and concluded that they will not have a material effect on the financial statements as of March 31, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2010. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

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

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on Form S-1. The Registration became effective on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,602,096 shares of Common Stock issued and outstanding.

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


                                              AcroBoo, Inc.
                                              -------------
                                              Registrant


Date:  May 18, 2011                   By: /s/ Dan Furlong
       ------------                   -------------------
                                              Dan Furlong
                                              President