Form 10-Q
period 2011-06-30
AcroBoo, Inc.
filed 2011-08-22
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

___________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______.

Commission file number: 333-170477

ACROBOO, INC.

(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	27-3074682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 250, Tampa, FL 33607

(Address of principal executive offices, including zip code)

(813) 637-6900

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒No ☐

As of August 11, 2011, the registrant had 1,624,620 shares of its $0.001 par value Common Stock issued and outstanding.

Table of Contents

AcroBoo, Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2011

Item 1. Financial Statements

AcroBoo, Inc.

(A Development Stage Company)

Balance Sheets

	June 30, 2011 (Unaudited)	September 30, 2010 (Audited)
Assets
Current assets:
Cash and equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Stockholders' Deficit
Current liabilities:
Payable to related party	$3,500	$-
Accounts payable and other current liabilities	99	1,500
Total current liabilities	3,599	1,500

Total liabilities	3,599	1,500

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 1,624,620 shares issued and outstanding at June 30, 2011 and no shares issued and outstanding at September 30, 2010	1,624	-
Additional paid-in capital	2,951	3,075
Deficit accumulated during development stage	(8,174)	(4,575)

Total stockholders’ deficit	(3,599)	(1,500)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

AcroBoo, Inc.

(A Development Stage Company)

 Statements of Operations (Unaudited)

	For the three months ended June 30, 2011	For the nine months ended June 30, 2011		Inception (June 14, 2010) to June 30, 2010		Inception (June 14, 2010) to June 30, 2011

Revenue	$-	$-		$-		$-

Expenses:
Organizational costs	1,849	3,599		-		8,174

Total expenses	1,849	3,599		-		8,174

Net loss	$(1,849)	$(3,599)		$-		$(8,174)

Weighted average number of common shares outstanding	-	-

Net loss per share	$(0.00)	$(0.00)	$		$

The accompanying notes are an integral part of the financial statements.

AcroBoo, Inc.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the nine months ended June 30, 2011	Inception (June 14, 2010) to June 30, 2010	Inception (June 14, 2010) to June 30, 2011
Cash flows from operating activities
Net loss	$(3,599)	$-	$(8,174)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in:
Accounts payable and other current liabilities	2,099	-	1,849
Net cash used by operating activities	(1,500)	-	(6,325)

Cash flows from financing activities
Contributed capital	1,500	-	4,575
Net cash provided by financing activities	1,500	-	4,575

Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Shares issued to existing shareholders	$1,624	$-	$1,624
Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

AcroBoo, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2011

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2010 audited financial statements filed therewith along with the amended S-1 registration statement. Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $8,174. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Basis of Accounting

The basis is United States generally accepted accounting principles.

AcroBoo, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2011

Cash and Cash Equivalents

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

Year end

The Company's fiscal year-end is September 30.

Recent Accounting Pronouncements

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

AcroBoo, Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2011

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

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1. The Registration became effective on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,624,620 shares of Common Stock issued and outstanding. There were no additional considerations received from the shareholders and those shareholders holds all the Company’s current outstanding stock.

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

On February 10, 2011, a director of the Company loaned $1,750 for review fees. Such loan is non interest bearing and expected to be repaid when funds become available.

On May 11, 2011, a director of the Company loaned $1,750 for audit fees. Such loan is non interest bearing and expected to be repaid when funds become available.

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

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward- looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form S-1 for the fiscal year ended September 30, 2010.

Overview of Current Operations

Corporate History

The Company was organized June 14, 2010 (Date of Inception) under the laws of the State of Nevada, as AcroBoo, Inc. The Company was incorporated as a subsidiary of Jagged Peak, a Nevada corporation.

AcroBoo, Inc. Business Plan

AcroBoo is an e-commerce and supply chain solutions and services provider. AcroBoo is built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points. AcroBoo will offer products through different websites that includes, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products. While managing our own online stores, we were often approached by companies who needed help establishing an online presence. We leverage our knowledge and infrastructure to offer services to assist other retailers expand their sales channel to the Web. Our services have evolved to include online retailing, e-channel development, e-marketing, and brand protection solutions. Management views these as important abilities in running an on-line business and they are part of AcroBoo's operation to sell products and protect its brands. AcroBoo on occasion plans to sell these services to clients desiring to run an on-line business but does not have their own in-house expertise. This is only expected to be a small portion of the business in the beginning years as AcroBoo builds up the number of products it sells on-line.

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

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•         Large application software vendors such as SAP, Oracle and Infor, each of which offers sophisticated solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

•         Vendors focusing on the supply chain application software market; and

•         Internal development efforts by corporate information technology companies.

To the extent such vendors develop or acquire systems with functionality comparable to our products, their significant installed customer base, long- standing customer relationships and ability to offer a broad solution could provide a competitive advantage over our products.

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

Results of Operations for the nine months ended June 30, 2011

We earned no revenues since our inception on June 14, 2010 through June 30, 2011. We do not anticipate earning any significant revenues within the next 24 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through June 30, 2011, we generated no income. Since our inception on June 14, 2010, we experienced a net loss of $8,174.Our loss was attributed to organizational expenses, audit and legal fees. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

For the three months ending June 30, 2011, we experienced expenses of $1,849 for organizational costs. For the nine months ending June 30, 2011, we experienced organizational costs of $3,599. In our September 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

We generated no revenues for the period from inception (June 14, 2010) through June 30, 2011. We do not anticipate generating any revenues for at least 12 months.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $8,174 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of June 30, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011 reflects no assets and $3,599 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current cash status, no officer or director received compensation through the quarter ended June 30, 2011. The Company has no employment agreements in place with its officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through May 24, 2010 and concluded that they will not have a material effect on the financial statements as of June 30, 2011.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 1, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2011.

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

(c) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A - Risk Factors

See Risk Factors set forth the Company's Registration Statement on Form S-1 for the fiscal year ended September 30, 2010 and the discussion in Item 1, above, under “Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on Form S-1. The Registration became effective on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,624,620 shares of Common Stock issued and outstanding

Item 6 -- Exhibits

Exhibit Number	Description
31.1	Section 302 Certification - Chief Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AcroBoo, Inc.
By: /s/ Dan Furlong
Dan Furlong President (principal executive, financial and accounting officer)