Form 10-Q/A
period 2011-06-30
AcroBoo, Inc.
filed 2011-09-08
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

FORM 10-Q/A

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

Explanatory Note

This Form 10-Q is being amended to include interactive data files (XBRL). No other material information has changed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

September 8, 2011

AcroBoo, Inc.
By: /s/ Dan Furlong
Dan Furlong President (principal executive, financial and accounting officer)