Form 10-Q/A
period 2011-06-30
AcroBoo, Inc.
filed 2011-09-14
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No.2 to

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

September 14, 2011

AcroBoo, Inc.
By: /s/ Dan Furlong
Dan Furlong President (principal executive, financial and accounting officer)