Form 10-K
period 2011-09-30
AcroBoo, Inc.
filed 2012-01-12
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2011

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

As of December 28, 2011, the registrant had 1,624,732 shares of its $0.001 par value Common Stock issued and outstanding.

Table of Contents

AcroBoo, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

September 30, 2011

PART I
Item 1.	Business
Item 1A.	Risks Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	(Removed and Reserved)

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Directors’ Independence
Item 14.	Principal Accountants Fees and Services
Item 15.	Exhibits

SIGNATURES

PART I

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

Item 1. Business

Overview of Current Operations

Corporate History

AcroBoo, Inc., which may also be referred to as AcroBoo, the Company, we, our and us, was organized on June 14, 2010 (Date of Inception) under the laws of the State of Nevada, as AcroBoo, Inc. The Company was incorporated as a subsidiary of Jagged Peak, Inc. a Nevada corporation.

AcroBoo, Inc. Business Plan

AcroBoo is an e-commerce and supply chain solutions and services provider. AcroBoo is built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points. AcroBoo will offer products through different websites that includes, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products. While managing our own online stores, we were often approached by companies who needed help establishing an online presence. We leverage our knowledge and infrastructure to offer services to assist other retailers to expand their sales channel to the Web. Our services have evolved to include online retailing, e-channel development, e-marketing, and brand protection solutions. Management views these as important abilities in running an on-line business and they are part of AcroBoo's operation to sell products and protect its brands. AcroBoo on occasion plans to sell these services to clients desiring to run an on-line business but does not have their own in-house expertise. This is only expected to be a small portion of the business in the beginning years as AcroBoo builds up the number of products it sells on-line.

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

Item 1A. Risks Factors

RISK FACTORS RELATING TO OUR COMPANY

1. SINCE WE ARE A DEVELOPMENT COMPANY, AND WE HAVE NOT GENERATED ANY REVENUES, THERE IS NO ASSURANCE THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

Our company was incorporated on June 14, 2010; we are a spin-off of Jagged Peak, Inc. We have realized no revenues since our inception. We are considered a shell company. We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this Distribution.

2. IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE

INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Form 10-K, at September 30, 2011 we had negative working capital of $6,821, no assets, and limited stockholders' equity. In addition, we had a net loss of approximately $(11,396) for the period from inception (June 14, 2010) to September 30, 2011.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period from inception (June 14, 2010) to September 30, 2011. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3. WE EXPECT LOSSES IN THE FUTURE BECAUSE WE HAVE GENERATED NO REVENUE.

We have generated no revenues to date; we expect losses over the next twelve (12) months based on the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

4. WE HAVE NO OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND WE MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY.

AcroBoo, Inc. does not have an operating history as an independent public company. Historically, since the businesses that comprise each of Jagged Peak, Inc. and AcroBoo, Inc. have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. After the Distribution, AcroBoo, Inc. is an independent company, unable to rely on Jagged Peak. Following the Distribution, AcroBoo, Inc. maintains its own credit and banking relationships and performs its own financial and investor relations functions. AcroBoo, Inc. may not be able to successfully put in place the financial, administrative and managerial structure necessary to operate as a fully reporting independent public company, and the development of such structure will require a significant amount of management's time and other resources.

5. SINCE OUR OFFICER WORKS FOR US PART TIME, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Mr. Dan Furlong, our sole officer, does not work for us exclusively and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his employment in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations.

Mr. Dan Furlong, the President and Director of the company, plans to devote approximately 15-20 hours per week to company matters. The responsibility of developing the company's business, the Distribution of the shares through this prospectus and fulfilling the reporting requirements of a public company all fall upon Mr. Furlong. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. Mr. Furlong intends to limit his role in his other business activities and devote more of his time to AcroBoo, Inc. after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

6. OUR SOLE OFFICER, MR. DAN FURLONG, HAS NO PRIOR EXPERIENCE IN RUNNING A FULLY REPORTING COMPANY.

Our sole executive officer has no experience in operating a fully reporting company prior to AcroBoo, Inc. Prior to this position, he served as Chief Sales and Marketing Officer of Jagged Peak, Inc. Due to his lack of experience, our executive officer may make wrong decisions and choices regarding key decisions on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry.

7. OUR BUSINESS MAY REQUIRE ADDITIONAL CAPITAL AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We may require additional capital to finance our growth, purchase technologies and build our infrastructure. Our capital requirements may be influenced by many factors, including:

o the demand for our products and services;

o the timing and extent of our investment in new technology;

o the level and timing of revenue;

o the expenses of sales and marketing and new product development;

o the cost of facilities to accommodate a growing workforce;

o the extent to which competitors are successful in developing new products and increasing their market shares; and

o the costs involved in maintaining and enforcing intellectual property rights.

To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company by our current shareholders would be diluted.

8. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

9. MANY OF OUR CURRENT AND POTENTIAL COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, AND THEREFORE WE MAY BE AT A DISADVANTAGE IN COMPETING WITH THEM.

We compete with other supply chain software vendors, including SAP, Oracle Corporation, JDA Software Group, SAP AG, Infor, Inc., Manhattan Associates, Lawson Software Inc. and others. Some of our current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than we do, as well as greater name recognition and a larger installed base of clients. The e-commerce software market has experienced significant consolidation. This consolidation has included numerous mergers and acquisitions, including takeovers such as the Oracle acquisitions of PeopleSoft, Retek, ProfitLogic, Inc., 360 Commerce, Siebel Systems, Inc. and Global Logistics Technologies, Inc.; SAP AG's acquisitions of Triversity, Inc. and Khimetics. Inc.; and JDA Software's acquisition of Manugistics Group and i2 Technologies. It is difficult to estimate what long term effect these acquisitions will have on our competitive environment. We have encountered competitive situations where we suspect that large competitors, in order to encourage customers to purchase licenses of non-retail specific applications and gain retail market share, have also offered to license at no charge certain retail software applications that compete with our solutions. If competitors such as Oracle and SAP AG and other large private companies are willing to license their retail and/or other applications at no charge, this may result in a more difficult competitive environment for our products.

In addition, we could face competition from large, multi-industry technology companies that have historically not offered an enterprise solution set to the retail supply chain market. We cannot guarantee that we will be able to compete successfully for customers against our current or future competitors, or that competition will not have a material adverse effect on our business, operating results and financial condition. Also, some prospective buyers are reluctant to purchase applications that could have a short lifespan, due to an acquisition resulting in the application's life being abruptly cut short. In addition, increased competition and consolidation in these markets is likely to result in price reductions, reduced operating margins and changes in market share, any one of which could adversely affect us. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from a larger vendor than us since those larger vendors offer a wider range of products. Furthermore, certain of these larger vendors, such as Oracle, may be capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. When we compete with these larger vendors for new customers, we believe that these larger businesses often attempt to use their size as a competitive advantage against us.

Many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sale of their products than we can. Some competitors have become more aggressive with their prices and payment terms and issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. Furthermore, potential customers may consider outsourcing options, including application service providers, data center outsourcing and service bureaus, as alternatives to licensing our software products. Any of these factors could materially impair our ability to compete and have a material adverse effect on our operating performance and financial condition.

10. DISRUPTIONS IN THE FINANCIAL AND CREDIT MARKETS, THE CONTINUING ECONOMIC DOWNTURN, AND OTHER EXTERNAL INFLUENCES IN THE U.S. AND GLOBAL MARKETS MAY REDUCE DEMAND FOR OUR SOFTWARE AND RELATED SERVICES, WHICH MAY NEGATIVELY AFFECT OUR REVENUES AND OPERATING RESULTS.

Our revenues and profitability will depend on the overall demand for our software, professional services and maintenance. Regional and global changes in the economy and financial markets, such as the current severe global economic downturn, have resulted in companies reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. Adverse conditions in credit markets, reductions in consumer confidence and spending, the fluctuating cost of fuel and commodities and their effects on the U.S. and global economies and markets are examples of negative changes that have delayed or canceled certain potential customer purchases. Recent weakness in European economies may adversely affect demand for our products and services, both directly and by adversely affecting business conditions that our customers face, as many of our U.S. customers rely heavily on European sales. There can be no assurance that government responses to the markets or to weakening economies will restore confidence, stabilize markets or increase liquidity and the availability of credit.

These economic and political conditions may reduce the willingness or ability of our prospective customers to commit funds to purchase our products and services or to renew post-contract support agreements, or their ability to pay for our products and services after purchase. These conditions would have a significant negative impact on our revenues and operating results.

11. IF OUR PRODUCTS ARE NOT ABLE TO DELIVER QUICK, DEMONSTRABLE VALUE TO OUR CUSTOMERS, OUR BUSINESS COULD BE SERIOUSLY HARMED.

Enterprises are requiring application software programs to provide faster returns on their technology investments. We must improve the speed of our implementations and the pace at which our products deliver value or our competitors may gain important strategic advantages over us. If we cannot successfully respond to these market demands, or if our competitors respond more successfully than we do, our business, results of operations and financial condition could be materially and adversely affected.

12. IF WE DO NOT MAINTAIN SOFTWARE PERFORMANCE ACROSS ACCEPTED PLATFORMS AND OPERATING ENVIRONMENTS, OUR LICENSE AND SERVICES REVENUE COULD BE ADVERSELY AFFECTED.

The markets for our software products are characterized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. We need to evaluate new technologies and implement advanced technology into our products. However, if in our product development efforts we fail to accurately address, in a timely manner, evolving industry standards, new technology advancements or important third-party interfaces or product architectures, sales of our products and services will suffer.

Market acceptance of new platforms and operating environments may require us to undergo the expense of developing and maintaining compatible product lines. We can license our software products for use with a variety of popular industry standard relational database management system platforms using different programming languages and underlying databases and architectures. There may be future or existing relational database platforms that achieve popularity in the marketplace and that may or may not be architecturally compatible with our software product design. In addition, the effort and expense of developing, testing, and maintaining software product lines will increase as more hardware platforms and operating systems achieve market acceptance within our target markets. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. If we do not achieve market acceptance of new user interfaces that we support, or adapt to popular new user interfaces that we do not support, our sales and revenue may be adversely affected. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenues and results of operations.

13. IMPLEMENTATION OF OUR PRODUCTS CAN BE COMPLEX, TIME-CONSUMING AND EXPENSIVE, CUSTOMERS MAY BE UNABLE TO IMPLEMENT OUR PRODUCTS SUCCESSFULLY, AND WE MAY BECOME SUBJECT TO WARRANTY OR PRODUCT LIABILITY CLAIMS, WHICH COULD BE COSTLY TO RESOLVE AND RESULT IN NEGATIVE PUBLICITY.

Our products must integrate with the many existing computer systems and software programs of our customers. This can be complex, time-consuming and expensive, and may cause delays in the deployment of our products. Our customers may be unable to implement our products successfully or otherwise achieve the benefits attributable to our products. Although we test each of our new products and product enhancement releases and evaluate and test the products we obtain through acquisitions before introducing them to the market, there may still be significant errors in existing or future releases of our software products, with the possible result that we may be required to expend significant resources in order to correct such errors or otherwise satisfy customer demands. In addition, defects in our products or difficulty integrating our products with our customers' systems could result in delayed or lost revenues, warranty or other claims against us by customers or third parties, adverse customer reaction and negative publicity about us or our products and services or reduced acceptance of our products and services in the marketplace, any of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

14. IF WE ARE UNABLE TO ATTRACT KEY EMPLOYEES, WE MAY BE UNABLE TO SUPPORT THE GROWTH OF OUR BUSINESS.

Successful execution of our business strategy depends, in large part, on our ability to attract and retain qualified employees and other personnel with the skills and qualifications necessary to fully execute our programs and strategy. Competition for talent among companies in our industry is intense and we cannot assure you that we will be able to continue to attract or retain the talent necessary to support the growth of our business.

15. OUR FIVE LARGEST SHAREHOLDERS OWN APPROXIMATELY 66 PERCENT OF THE

CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY

VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our five largest shareholders beneficially have the right to vote approximately 66 percent of our outstanding common stock. As a result, these shareholders will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these five individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

16. WE FACE RISKS ASSOCIATED WITH THE SECURITY OF OUR PRODUCTS.

Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms. We have included security features in certain of our Internet browser-enabled products that are intended to protect the privacy and integrity of customer data. In addition, some of our software applications use encryption technology to provide the security necessary to affect the secure exchange of valuable and confidential information. Despite these security features, our products may be vulnerable to break-ins and similar problems caused by Internet users, which could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitors' products which are not Internet- based applications. Customers may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers and the cost of addressing such security problems may have a material adverse effect on our business.

17. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

Since the effectiveness of our registration has been completed, we will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $50,000 for 2012. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates.

The Sarbanes-Oxley Act also requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Sarbanes-Oxley will require that we incur substantial accounting expense and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

RISKS RELATING TO OUR COMMON SHARES

18. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

19. IF OUR SHARES OF COMMON STOCK ARE QUOTED ON A PUBLIC MARKET, THEY WILL

IN ALL LIKELIHOOD BE PENNY STOCKS.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosures relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker- dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

20. AS THERE IS NO PUBLIC MARKET FOR OUR COMMON SHARES, THEY ARE AN ILLIQUID INVESTMENT AND INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES.

No market currently exists for our securities and we cannot assure you that such a market will ever develop, or if developed, will be sustained. Our common stock is not currently eligible for quotation on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We have applied for admission to quotation of our securities on the OTC-Bulletin Board. If for any reason our common stock is not quoted on the OTC-Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. As of the date of this filing, there have been no discussions or understandings between AcroBoo, Inc. or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this Distribution. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

The Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in e-commerce and supply chain solutions industry, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced price and volume fluctuations, which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse effect on the market price of the Company's common stock if it ever becomes tradable.

21. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

22. WE ARE CLASSIFIED AS A "SHELL COMPANY" UNDER THE EXCHANGE ACT AND OUR SHARES CAN ONLY BE RESOLD THROUGH REGISTRATION OR BY MEETING CONDITIONS OF RULE 144.

AcroBoo is a "shell company" as defined by Rule 12b-2 promulgated under the Exchange Act. Accordingly, the securities in this offering can only be resold through registration under the Securities Act, Section 4(1) of the Securities Act, if available, for non-affiliates, or by meeting the conditions of Rule 144(i) promulgated under the Securities Act. A "shell company" means a registrant, other than an asset-backed issuer, that has:

o No or nominal operations; and

Either,

o no or nominal assets;

o assets consisting solely of cash and cash equivalents; or

o assets consisting of any amount of cash and cash equivalents and nominal other assets.

The provisions of Rule 144(i) providing for the six month holding period are not available for the resale of securities initially issued by a "shell company."

Notwithstanding paragraph (i)(1) of Rule 144, if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports, and has filed current "Form 10 information" with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of Rule 144 after one year has elapsed from the date that the issuer filed "Form 10 information" with the SEC.

The term "Form 10 information" means the information that is required by SEC Form 10, to register under the Exchange Act each class of securities being sold under Rule 144. The Form 10 information is deemed filed when the initial filing is made with the SEC.

In order for Rule 144 to be available, we must have certain information publicly available. We plan to publish information necessary to permit transfer of shares of our common stock in accordance with Rule 144 of the Securities Act, inasmuch as we have filed the registration statement with respect to this prospectus.

23. WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

24. WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We are in the process of working with a market maker to have them file an application on our behalf to have the shares quoted on the OTC Electronic Bulletin Board for listing and trading. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Not Applicable

Item 3. Legal Proceedings

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CERTAIN MARKET INFORMATION

There currently exists no public trading market for our common stock. We are in the process of developing a public trading market. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this filing, including the many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company’s other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under Item 303(c) of Regulation S-K.

OVERVIEW

AcroBoo is an e-commerce and supply chain solutions and services provider.

CRITICAL ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

CAPITALIZATION

The following table sets forth, as of September 30, 2011, the capitalization of the Company on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

September 30, 2011 Actual

Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued	$ -
Common stock, $.001 par value; 70,000,000 shares authorized; 1,624,732 shares issued and outstanding at June 30, 2011 and no shares issued and outstanding at September 30, 2010	1,624
Additional paid-in capital	2,951
Deficit accumulated during development stage	(11,396)

Total stockholders’ deficit	$(6,821)

Results of Operations for the fiscal year ended September 30, 2011

We earned no revenues since our inception on June 14, 2010 through September 30, 2011. We do not anticipate earning any significant revenues within the next 24 months, and can provide no assurance that we will be successful in developing any products.

For the period from inception through September 30, 2011, we generated no income. Since our inception on June 14, 2010, we experienced a net loss of $11,396. Our loss was attributed to organizational expenses, audit and legal fees. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission and building the infrastructure of our business operations.

For the fiscal year ended September 30, 2011, we experienced expenses of $6,821 for organizational costs as compared to $4,575 during the fiscal year ended September 30, 2010. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

We generated no revenues for the period from inception (June 14, 2010) through September 30, 2011. We anticipate generating revenues within the next 12 months.

Going Concern

The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $11,396 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

As of September 30, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects no assets and $6,821 in current liabilities. We do not have cash and cash equivalents. All expenses were paid by a related party.

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

As a result of the Company's current cash status, no officer or director received compensation through the fiscal year ended September 30, 2011. The Company has no employment agreements in place with its officers.

AcroBoo, Inc. Funding Requirements

AcroBoo, Inc. needs funding to fully execute its business plan. AcroBoo, Inc. will require at least $3,000,000 to build its infrastructure, market its services and build a client base.

If AcroBoo raises less than $3,000,000, AcroBoo still can build its infrastructure, but to a smaller degree. Limited funding will not preclude AcroBoo from moving forward with its business plan. Once the business begins to operate and generate sales, management expects accounts receivable balances and thus a significant amount of working capital will not be necessary until the Company desires to expand the products (increase in inventory).

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 2011 and concluded that they will not have a material effect on the financial statements as of September 30, 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

Financial Statements

AcroBoo, Inc.

(A Development Stage Company)

For the Fiscal Years Ended September 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Contents

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AcroBoo, Inc.

We have audited the accompanying balance sheets of AcroBoo, Inc. (A Development Stage Company) as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ equity(deficit), and cash flows for the years then ended and from inception (June 14, 2010) to September 30, 2011. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcroBoo, Inc. (A Development Stage Company) as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and from inception (June 14, 2010) to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

December 22, 2011

AcroBoo, Inc.

(A Development Stage Company)

Balance Sheets

	September 30, 2011 (Audited)	September 30, 2010 (Audited)
Assets
Current assets:
Cash and equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Stockholders' Deficit
Current liabilities:
Payable to related party	$6,099	$-
Accounts payable and other current liabilities	722	1,500
Total current liabilities	6,821	1,500

Total liabilities	6,821	1,500

Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 1,624,732 shares issued and outstanding at September 30, 2011 and no shares issued and outstanding at September 30, 2010	1,624	-
Additional paid-in capital	2,951	3,075
Deficit accumulated during development stage	(11,396)	(4,575)

Total stockholders’ deficit	(6,821)	(1,500)
Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

AcroBoo, Inc.

(A Development Stage Company)

 Statements of Operations

(Audited)

	For the year ended September 30, 2011	Inception (June 14, 2010) to September 30, 2010		Inception (June 14, 2010) to September 30, 2011

Revenue	$-	$-		$-

Expenses:
Organizational costs	6,821	4,575		11,396

Total expenses	6,821	4,575		11,396

Net loss	$(6,821)	$(4,575)		$(11,396)

Weighted average number of common shares outstanding - basic	1,624,732	-

Net loss per share - basic	$(0.00)	$(0.00)	$

The accompanying notes are an integral part of the financial statements.

AcroBoo, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

September 30, 2011 and 2010

(Audited)

	Common Stock
	Shares	Amount	Additional Paid in Capital			Deficit Accumulated during development stage	Total
Inception June 14, 2010	-	$-		$-	-	$-	$-

Contributed capital			3,075				3,075

Net loss for the period						(4,575)	(4,575)

Balance, September 30, 2010	-	-	3,075			(4,575)	(1,500)

Contributed capital			1,500				1,500

Shares issued to existing shareholders	1,624,732	1,624	(1,624))				-

Net loss for the period						(6,821)	(6,821)

Balance, September 30, 2011	1,624,732	$1,624	$2,951			$(11,396)	$(6,821)

AcroBoo, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the year ended September 30, 2011	Inception (June 14, 2010) to September 30, 2010	Inception (June 14, 2010) to September 30, 2011
Cash flows from operating activities
Net loss	$(6,821)	$(4,575)	$(11,396)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in:
Accounts payable and other current liabilities	(778)	1,500	722
Net cash used by operating activities	(7,599)	(3,075)	(10,674)

Cash flows from financing activities
Advances from related party	6,099	-	6,099
Contributed capital	1,500	3,075	4,575
Net cash provided by financing activities	7,599	3,075	10,674

Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Shares issued to existing shareholders	$1,624	$-	$1,624
Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

AcroBoo, Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

September 30, 2011

NOTE 1 - GENERAL BACKGROUND INFORMATION

AcroBoo is an e-commerce and supply chain solutions and services provider. AcroBoo is built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points. AcroBoo will offer products through different websites that includes, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products. While managing our own online stores, we were often approached by companies who needed help establishing an online presence. We leverage our knowledge and infrastructure to offer services to assist other retailers expand their sales channel to the Web. Our services have evolved to include online retailing, e-channel development, e-marketing and brand protection solutions. Management views these as important abilities in running an on-line business and they are part of AcroBoo's operation to sell products and protect its brands. AcroBoo on occasion plans to sell these services to clients desiring to run an on-line business but does not have their own in-house expertise. This is only expected to be a small portion of the business in the beginning years as AcroBoo builds up the number of products it sells on-line.

AcroBoo plans to search for new solutions that harness the power of the Internet to help companies drive revenue and expand their business. The Company takes possession of inventory and generates most of its revenues based on product sales or a percentage of the customers' sales. Management expects a small percent of its revenues will be generated from licensing its software products.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $11,396. The Company has not generated any revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1. The Registration became effective on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,624,732 shares of Common Stock issued and outstanding. There were no additional considerations received from the shareholders and those shareholders holds all the Company’s current outstanding stock.

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

On September, 2011, a director of the Company loaned $2,599 for audit fees. Such loan is non interest bearing and expected to be repaid when funds become available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 1, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2011.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2011. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

(c) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Defaults upon Senior Securities

None.

Submission of Matters to a Vote of Security Holders

None.

Other Information

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on Form S-1. The Registration became effective on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,624,732 shares of Common Stock issued and outstanding

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of September 30, 2011 are as follows:

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position and Offices Held
Dan Furlong	63	Chief Executive Officer, Secretary and Director

The business address for our officers/directors is: c/o AcroBoo, Inc., 3000 Bayport Drive, Suite 250, Tampa, Florida 33607. Set forth below is a brief description of the background and business experience of our sole officer/director.

Dan Furlong, CEO/Director

Prior to joining AcroBoo, Inc. Mr. Furlong served as Chief Operations Officer and Director of Jagged Peak. Prior to joining Jagged Peak, Mr. Furlong was President and co-Founder of Compass Marketing Services and Paradigm Communications. Previously, Mr. Furlong was Vice President of Marketing for Dollar Rent-A-Car of Florida - the largest Dollar Rent-A-Car franchise in the country. During his tenure, business at the Florida division increased ten-fold. Mr. Furlong graduated from the University of Wyoming with both undergraduate and graduate degrees in Accounting.

Involvement in Certain Legal Proceedings

Our sole director, executive officer and control persons has not been involved in any of the following events during the past five years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compensation

We presently do not pay our officer/director any salary or consulting fee. We do not anticipate paying compensation to officer/director until our Company can generate sufficient cash flows on a regular basis.

We do not have any employment agreements with our officer/director. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Item 11. Executive Compensation

Summary Compensation

As a result of the Company's current limited available cash, no officer or director received compensation since inception (June 14, 2010) of the Company through September 30, 2011. AcroBoo has no intention of paying any salaries at this time. AcroBoo intends to pay salaries when cash flow permits.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through September 30, 2011.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

We do not pay to our directors any compensation for serving as a director on our board of directors. We do not pay to our director or officer any salary or consulting fee.

Employment Agreements

The Company currently does not have employment agreements with its executive officer. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. He will receive no accrued remuneration.

Equity Incentive Plan

We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Audit Committee Financial Expert

We do not have an audit committee financial expert nor do we have an audit committee established at this time.

Auditors; Code of Ethics; Financial Expert

Our principal independent accountant is De Joya Griffith & Company, LLC. We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officer. We do not have an audit committee or nominating committee. Mr. Dan Furlong is the board's financial expert member.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our sole officer/director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group, following the Distribution. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the U. S. Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60-days. Under the U. S. Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Jagged Peak, Inc., 3000 Bayport Drive, Suite 250 Tampa, Florida 33607. Percentage of Class is based on 1,624,732 shares that were issued and outstanding as of the record date.

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percentage of Class
Dan Furlong (1)	CEO/Director	289,007	17.79%

Paul Demirdjian and Primrose Demirdjian (2)	Shareholders	490,008	30.16%

Vince Fabrizzi (3)	Shareholder	289,007	17.79%

Andrew J. Norstrud (4)	Shareholder	4,000	0.25%

Executive Officers, Directors and others (as a group of 1)		289,007	17.79%

(1) Mr. Furlong, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.

(2) Mr. Demirdjian and Mrs. Demirdjian, 3000 Bayport Drive, Suite 250, Tampa, Florida

33607. All shares are held jointly with Primrose Demirdjian.

(3) Mr. Vince Fabrizzi, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.

(4) Mr. Norstrud, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Directors’ Independence

Our officer/director can be considered a promoter of AcroBoo, Inc. in consideration of his participation and managing of the business of the company.

Mr. Dan Furlong, our sole officer/director will be the second largest shareholder of AcroBoo, Inc. He is also the second largest shareholder of Jagged Peak. He will own approximately 18% of AcroBoo, Inc. common stock and simultaneously owns approximately 18% of Jagged Peak's common stock. This relationship could create, or appear to create, potential conflicts of interest when Jagged Peak is faced with decisions that have different implications for AcroBoo, Inc. or disputes arising out of any agreements between the two companies. AcroBoo, Inc. does not have any formal procedure in place for resolving such conflicts of interest which may arise in the future.

Mr. Paul Demirdjian and his wife Primrose Demirdjian are the largest shareholders in AcroBoo. They are also the largest shareholders in Jagged Peak. They will own approximately 30% of AcroBoo, Inc. common stock and simultaneously owns approximately 30% of Jagged Peak's common stock. This relationship could create, or appear to create, potential conflicts of interest when Jagged Peak is faced with decisions that have different implications for AcroBoo, Inc. or disputes arising out of any agreements between the two companies. Jagged Peak and AcroBoo do not have any formal procedure in place for resolving such conflicts of interest which may arise in the future.

Other than as set forth above, there are no transactions since our inception, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

a) Any director or executive officer of the small business issuer;

b) Any majority security holder; and

c) Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.

Item 14. Principal Accountants Fees and Services

Item 15. Exhibits

Exhibit	Exhibit Description	Filed herewith	Form	Filing ending	Exhibit	Date
3.1	Articles of Incorporation, as currently in effect		S-1	9/30/2010	3.1	11/9/2010
3.2	Bylaws, as currently in effect		S-1	9/30/2010	3.2	11/9/2010
31.1	Certification of President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AcroBoo, Inc.

Registrant

Date: December 28, 2011

By: /s/ Daniel R. Furlong

Daniel R. Furlong

President and Principal Financial Officer