Form 10-Q/A
period 2011-03-31
AcroBoo, Inc.
filed 2013-08-09
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A-1

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54349

ACROBOO, INC.
(Exact name of registrant as specified in its charter)

27-3074682
(I.R.S. Employer Identification No.)

3000 Bayport Drive
Suite 250
Tampa, FL   33607
(Address of principal executive offices, including zip code.)

(813) 637-6900
(Registrant’s, telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of March 31, 2011, the registrant had 1,624,732 shares ($0.001 par value) of its common stock issued and outstanding.

EXPLANATORY NOTE

This filing contains restated financial statements of AcroBoo, Inc. (“our”, “we”, “us”, “the Company”, “Company”) for the quarterly period ended March 31, 2011. We determined that revenue of $13,990, cost of goods sold of $9,020, marketing and sales costs of $12,640, salaries of $15,000 and general and administrative costs of $8,890 were not recorded in the accounting records.

As a result of the errors stated above, we determined that there were significant changes in our Balance Sheets, Statements of Operations, and Statements of Cash Flows for the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011.

The following errors were found for the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011:

*	Cash was understated by $2,980 due to unrecorded revenue, cost of sale and expense activity;
*	Accounts receivable were understated by $2,990;
*	Other receivable, due from a related party was understated by $2,150;
*	Accounts payable and accrued expenses were overstated by $1,750;
*	Additional paid in capital was understated by $41,425;
*	Marketing and sales and salaries were understated by $12,640 and $15,000, respectively.
*	Revenues were understated by $13,990 and
*	Costs of sales were understated by $9,020;

In addition, the following errors were found:

*	General and administrative expenses were understated by $8,890, net of the $1,750 of organizational costs recorded in the original filing for the three months and six months ended March 31, 2011;
*
General and administrative expenses were understated by $8,885, net of the $6,325 of organizational costs recorded in the original filing for the period from inception (June 14, 2010) to March 31, 2011;

*	Net loss was understated by $31,560 for both the three and six months ended March 31, 2011;
*	Net loss was understated by $31,555 for the period from inception (June 14, 2010) to March 31, 2011.

The effects on our previously issued March 31, 2011 financial statements are as follows:

Balance Sheets

	March 31, 2011		March 31, 2011
	(As filed)	(Adjustments)	(Restated)

CURRENT ASSETS
Cash and equivalents	$-	$2,980	$2,980
Accounts receivable	-	2,990	2,990
Other receivables - related party	-	2,150	2,150

Total current assets	-	8,120	8,120

Total assets	$-	$8,120	$8,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,750	$(1,750)	$-
Total current liabilities	1,750	(1,750)	-

Additional paid-in capital	4,575	41,425	46,000
Accumulated deficit during the development stage	(6,325)	(31,555)	(37,880)
Total liabilities and stockholders’ deficit	$-	$8,120	$8,120

Statements of Operations

	Three months ended		Three months ended
	March 31, 2011		March 31, 2011
	(As Filed)	(Adjustments)	(Restated)

Revenue	$-	$13,990	$13,990
Cost of sale	-	9,020	9,020

Gross profit	-	4,970	4,970

Organizational costs	$1,750	$(1,750)	$-
Marketing and sales	-	12,640	12,640
Salaries	-	15,000	15,000
General and administrative		10,640	10,640
Total expenses	1,750	36,530	38,280

Net loss	$(1,750)	$(31,560)	$(33,310)

	Six months ended		Six months ended
	March 31, 2011		March 31, 2011
	(As Filed)	(Adjustments)	(Restated)

Revenue	$-	$13,990	$13,990

Cost of sale	-	9,020	9,020

Gross profit	-	4,970	4,970

Organizational costs	$1,750	$(1,750)	$-

Marketing and sales	-	12,640	12,640

Salaries	-	15,000	15,000

General and administrative	-	10,640	10,640
Total expenses	1,750	$36,530	$38,280

Net loss	$(1,750)	$(31,560)	$(33,310)

	Inception		Inception
	(June 14, 2010) to March 31, 2011		(June 14, 2010) to March 31, 2011
	(As Filed)	(Adjustments)	(As Filed)

Revenue	$-	$13,990	$13,990

Cost of sale	-	9,020	9,020

Gross profit	-	4,970	4,970

Organizational costs	$6,325	$(6,325)	$-

Marketing and sales	-	12,640	12,640

Salaries	-	15,000	15,000

General and administrative	-	15,210	15,210
Total expenses	6,325	$36,525	$42,850

Net loss	$(6,325)	$(31,555)	$(37,880)

Statements of Cash Flows

	Six months ended		Six months ended
	March 31, 2011		March 31, 2011
	(As Filed)	(Adjustments)	(Restated)

Net loss	$(1,750)	$(31,560)	$(33,310)

Increase in accounts receivable	-	(2,990)	(2,990)

Increase in other receivable – related party	-	(2,150)	(2,150)

Increase (decrease) in accounts payable and accrued liabilities	250	(250)	-

Increase in contributed capital	1,500	39,930	41,430

Cash at the end of the period	$-	$2,980	$2,980

	Inception		Inception
	(June 14, 2010) to March 31, 2011		(June 14, 2010) to March 31, 2011
	(As Filed)	(Adjustments)	(As Filed)

Net loss	$(6,325)	(31,555)	(37,880)

Increase in accounts receivable	-	(2,990)	(2,990)

Increase in other receivable – related party	-	(2,150)	(2,150)

Increase (decrease) in accounts payable and accrued liabilities	1,750	(1,750)	-

Increase in contributed capital	4,575	41,425	46,000

Cash at the end of the period	$-	$2,980	$2,980

PART I.  FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31,	September 30,
	2011	2010
	(Restated)	(Audited)

Assets

Current assets:
Cash and equivalents	$2,980	$-
Accounts receivable	2,990	-
Other receivables – related party	2,150	-

Total current assets	8,120	-

Total assets	$8,120	$-

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accrued expense and accounts payable	$-	$1,500

Total current liabilities	-	1,500

Total liabilities	-	1,500

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	46,000	3,075
Deficit accumulated during development stage	(37,880)	(4,575)

Total stockholders’ equity (deficit)	8,120	(1,500)

Total liabilities and stockholders’ equity (deficit)	$8,120	$-

The accompanying notes are an integral part of these financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended March 31, 2011	For the six months ended March 31, 2011	Inception (June 14, 2010) to March 31, 2011
	(Restated)	(Restated)	(Restated)
Revenue	$13,990	$13,990	$13,990

Cost of sales	9,020	9,020	9,020

Gross profit	4,970	4,970	4,970

Expenses:
Marketing and sales	12,640	12,640	12,640
Salaries	15,000	15,000	15,000
General and administrative	10,640	10,640	15,210

Total expenses	38,280	38,280	42,850

Net loss	$(33,310)	$(33,310)	$(37,880)

Weighted average number of common shares outstanding	-	-

Net loss per share	$-	$-

The accompanying notes are an integral part of these financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six	Inception
	months ended	(June 14, 2010)
	March 31,	to March 31,
	2011	2011
	(Restated)	(Restated)

Cash flows from operating activities:
Net loss	$(33,310)	$(37,880)
Changes in current assets and liabilities
Increase in:
Accounts receivable	(2,990)	(2,990)
Other receivable – related party	(2,150)	(2,150)
Accrued liabilities	-	-

Net cash used by operating activities	(38,450)	(43,020)

Cash flows from financing activities:
Contributed capital	41,430	46,000
Net cash provided by financing activities	41,430	46,000

Net increase (decrease) in cash	-	-
Cash – beginning of the period	-	-
Cash – end of the period	$2,980	$2,980

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2010 audited financial statements filed therewith along with the amended S-1 registration statement.  Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.   The Company is a development stage company, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – CORRECTION FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO MARCH 31, 2011

This filing contains restated financial statements of AcroBoo, Inc. for the quarterly period ended March 31, 2011. The Company determined that revenue of $13,990, cost of goods sold of $9,020, marketing and sales costs of $12,640, salaries of $15,000 and general and administrative costs of $8,890 were not recorded in the accounting records.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheets, Statements of Operations, and Statements of Cash Flows for the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011.

The following errors were found for the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011:

*	Cash was understated by $2,980 due to unrecorded revenue, cost of sale, and expense activity;
*	Accounts receivable were understated by $2,990;
*	Other receivable, due from a related party was understated by $2,150;
*	Accounts payable and accrued expenses were overstated by $1,750;
*	Additional paid in capital was understated by $41,425;
*	Marketing and sales and salaries were understated by $12,640 and $15,000, respectively.
*	Revenues were understated by $13,990 and
*	Costs of sales were understated by $9,020;

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO MARCH 31, 2011 continued

In addition, the following errors were found:

*	General and administrative expenses were understated by $8,890, net of the $1,750 of organizational costs recorded in the original filing for the three months and six months ended March 31, 2011;
*
General and administrative expenses were understated by $8,885, net of the $6,325 of organizational costs recorded in the original filing for the period from inception (June 14, 2010) to March 31, 2011;

*	Net loss was understated by $31,560 for both the three and six months ended March 31, 2011;
*	Net loss was understated by $31,555 for the period from inception (June 14, 2010) to March 31, 2011.

The effects on the Company’s previously issued March 31, 2011 financial statements are as follows:

Balance Sheet
	March 31, 2011		March 31, 2011
	(As filed)	(Adjustments)	(Restated)

CURRENT ASSETS
Cash and equivalents	$-	$2,980	$2,980
Accounts receivable	-	2,990	2,990
Other receivables - related party	-	2,150	2,150

Total current assets	-	8,120	8,120

Total assets	$-	$8,120	$8,120

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$1,750	$(1,750)	$-
Total current liabilities	1,750	(1,750)	-

Additional paid-in capital	4,575	41,425	46,000
Accumulated deficit during the development stage	(6,325)	(31,555)	(37,880)
Total liabilities and stockholders’ deficit	$-	$8,120	$8,120

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO MARCH 31, 2011 continued

Statement of Operations
	Three months ended		Three months ended
	March 31, 2011		March 31, 2011
	(As Filed)	(Adjustments)	(Restated)

Revenue	$-	$13,990	$13,990
Cost of sale	-	9,020	9,020
Gross profit	-	4,970	4,970

Organizational costs	$1,750	$(1,750)	$-
Marketing and sales	-	12,640	12,640
Salaries	-	15,000	15,000
General and administrative		10,640	10,640

Total expenses	1,750	36,530	38,280

Net loss	$(1,750)	$(31,560)	$(33,310)

	Six months ended		Six months ended
	March 31, 2011		March 31, 2011
	(As Filed)	(Adjustments)	(Restated)

Revenue	$-	$13,990	$13,990
Cost of sale	-	9,020	9,020
Gross profit	-	4,970	4,970

Organizational costs	$1,750	$(1,750)	$-
Marketing and sales	-	12,640	12,640
Salaries	-	15,000	15,000
General and administrative	-	10,640	10,640

Total expenses	1,750	$36,530	$38,280

Net loss	$(1,750)	$(31,560)	$(33,310)

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO MARCH 31, 2011 continued

	Inception		Inception
	(June 14, 2010) to March 31, 2011		(June 14, 2010) to March 31, 2011
	(As Filed)	(Adjustments)	(As Filed)

Revenue	$-	$13,990	$13,990
Cost of sale	-	9,020	9,020
Gross profit	-	4,970	4,970

Organizational costs	$6,325	$(6,325)	$-
Marketing and sales	-	12,640	12,640
Salaries	-	15,000	15,000
General and administrative	-	15,210	15,210

Total expenses	6,325	$36,525	$42,850

Net loss	$(6,325)	$(31,555)	$(37,880)

Statement of Cash Flows

	Six months ended		Six months ended
	March 31, 2011		March 31, 2011
	(As Filed)	(Adjustments)	(Restated)

Net loss	$(1,750)	$(31,560)	$(33,310)
Increase in accounts receivable	-	(2,990)	(2,990)
Increase in other receivable – related party	-	(2,150)	(2,150)
Increase (decrease) in accounts payable and accrued liabilities	250	(250)	-
Increase in contributed capital	1,500	39,930	41,430

Cash at the end of the period	$-	$2,980	$2,980

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO MARCH 31, 2011 continued

	Inception		Inception
	(June 14, 2010) to March 31, 2011		(June 14, 2010) to March 31, 2011
	(As Filed)	(Adjustments)	(As Filed)

Net loss	$(6,325)	(31,555)	(37,880)
Increase in accounts receivable	-	(2,990)	(2,990)
Increase in other receivable – related party	-	(2,150)	(2,150)
Increase (decrease) in accounts payable and accrued liabilities	1,750	(1,750)	-
Increase in contributed capital	4,575	41,425	46,000

Cash at the end of the period	$-	$2,980	$2,980

NOTE 3 – NON-RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS OR A RELATED AUDIT REPORT OR COMPLETED INTERIM REVIEW

By filling 8-K on September 18, 2012, the board of directors of AcroBoo, Inc. determined, upon advice of management, that the Company’s financial statements and related disclosures included in the Company’s Quarterly Report on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and Annual Report on Form 10-K for the year ended September 30, 2011, (the “Previously Issued Financial Statements”) should be restated because they contain errors as addressed in Financial Accounting Standards Board Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. Accordingly, the Previously Issued Financial Statements issued by the Company should not be relied upon.

NOTE 4 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $37,880. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 4 - GOING CONCERN continued

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 5 - SIGNIFICANT ACCOUNTING POLICIES

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $12,640 of sales and marketing expenses, including advertising, for the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011.

Income Taxes

The Company accounts for income taxes as outlined in the Accounting Standards Codification (“ASC”) 740 “Income Taxes”. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 5 - SIGNIFICANT ACCOUNTING POLICIES continued

Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The income tax provision for the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011 was as follows:

	For the three months ended March 31, 2011 (Restated)	For the six months ended March 31, 2011 (Restated)	From Inception (June 14, 2010) to March 31,2011
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$(4,570)	$(4,570)	$-
Net loss	$(33,310)	$(33,310)	$(37,880)
Net loss carryforward	(37,880)	(37,880)	(37,880)
Statutory tax rate	34%	34%	34%
Net deferred tax asset	12,880	12,880	12,880

Less valuation allowance	(12,880)	(12,880)	(12,880)

Total net deferred tax assets	-	-	-

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 5 - SIGNIFICANT ACCOUNTING POLICIES continued

The company had deferred income tax assets for the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011 and to June 30, 2010 as follows:

	For the three months ended March 31, 2011 (Restated)	For the six months ended March 31, 2011 (Restated)	From Inception (June 14, 2010) to March 31,2011
Net loss carryforward	37,880	37,880	37,880
Less: Valuation allowance	(37,880)	(37,880)	(37,880)
Net deferred tax asset	-	-	-

Year end

The Company’s fiscal year-end is September 30.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011
(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.

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

On February 25, 2011, the parent Company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $41,425 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

As of March 31, 2011 & September 30, 2010 there have been no issuances of common stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.  Due to insufficient sources of funds, Jagged Peak contributed $41,425 during the three months ended March 31, 2011. As of March 31, 2011 AcroBoo paid an additional amount of $2,150 to Jagged Peak, Inc which is outstanding as of March 31, 2011. Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

NOTE 8 - SUBSEQUENT EVENT

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1.  The Registration became effective on April 7, 2011.  Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011, the record date, for a total of 1,624,732 shares of Common Stock issued and outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

We may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by us, which are made in good faith by us.

These forward-looking statements include our statements of plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond our control).  The following factors, in addition to others not listed, could cause our actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which we conduct operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on our suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on us, our ability to manage our growth effectively, including our ability to successfully integrate any business which we might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to us as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Registration Statement on Form S-1 for the fiscal year ended September 30, 2010.

Overview of Current Operations

Corporate History

We were organized June 14, 2010 (Date of Inception) under the laws of the State of Nevada, as AcroBoo, Inc.  We were incorporated as a subsidiary of Jagged Peak, Inc., a Nevada corporation.

Business Plan

We are an e-commerce and supply chain solutions and services provider. We are built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points.  We will offer products through different websites that include, but are not limited to:  sunglasses, camping equipment, coffee products, home tools and lighting products. While managing our online stores, our management was often approached by companies who needed help establishing an online presence.  We leverage our knowledge and infrastructure to offer services to assist other retailers expand our sales channel to the Web.  Our services have evolved to include online retailing, e-channel development, e-marketing, and brand protection solutions.  Management views these as important abilities in running an on-line business and they are part of our operations to sell products and protect our brands.  On occasion, we plan to sell these services to clients desiring to run an on-line business, but do not have their own in-house expertise.  This is only expected to be a small portion of the business in the beginning years as we build up the number of products we sell on-line.

We plan to search for new solutions that harness the power of the Internet to help companies drive revenue and expand their business.  We take possession of inventory and generate most of our revenues based on product sales or a percentage of the customers’ sales.  Management expects a small percent of our revenues will be generated from licensing our software products.

Sales and Marketing

We market products and services through direct and indirect sales channels. We will conduct principal sales and marketing activities from our corporate headquarters.  We plan to develop a network of agents who assist in selling our products globally.  We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.  These independent distributors and resellers will distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

We support our sales activities by conducting a variety of marketing programs including public relations, direct marketing, advertising, trade shows, product seminars, user group conferences and ongoing customer communication and industry analysts programs.

We plan to engage in third-party software alliance programs with other software vendors.  These programs generally provide some type of assistance for developing or marketing software products which are compatible with products of the other party.

Licenses

We anticipate that we will earn a small percent of our revenue from fees generated from licensing our software products.  In consideration of the payment of license fees, we may grant non-exclusive, nontransferable, perpetual licenses, which are primarily business unit and user-specific and geographically restricted.  Our standard license agreement will contain provisions designed to prevent disclosure and unauthorized use of our software.  In these agreements, we will warrant that our products will function in accordance with the specifications set forth in our product documentation.

The prices for our products are typically functions of the number of modules licensed and the number of servers, users and sites for which the solution is designed and deployed.

Customer Service and Support

We will provide the following services and support to our customers:

Training Support:  We offer our customers a professional implementation program that facilitates rapid implementation of our software products.  We will help customers define the nature of their project and subsequently proceed through the implementation process. We will provide training for all users and managers involved.  We will first establish measurable financial and logistical performance indicators and then evaluate them for conformance during and after implementation.  Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

General Training Services.  We will offer customers our post-delivery professional services consisting primarily of implementation and training services, for which we will charge on a daily basis.  Customers that purchase implementation services will receive assistance in integrating our solution with existing software applications and databases.

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

Many of our competitors and potential competitors have a broader worldwide presence, longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than we have.  Some competitors have become more aggressive with their prices, payment terms and issuance of contractual implementation terms or guarantees.  In order to be successful in the future, we must continue to develop innovative software solutions and respond promptly and effectively to technological change and competitors’ innovations.  We may also have to lower prices or offer other favorable terms.  Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products.

We believe that our principal competitive advantages are our comprehensive, integrated solutions, the ability of our solutions to generate business benefits for our customers, investment in product development, domain expertise, the ease of use of our software products, implementation services, and ability to deliver rapid return on investment for customers.

Results of Operations for the six months ended March 31, 2011

For the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011, we earned revenues of approximately $13,990, primarily from sale of merchandise on our websites. Costs of revenue during these same periods were approximately $9,020. Costs of sales primarily consisted of product purchased for re-sale on our websites.

For the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011, we incurred marketing and sales costs of $12,640 and salaries of $15,000.  For the three months and six months ended March 31, 2011, we incurred general and administrative costs of $10,640.  During the period from inception (June 14, 2010) to March 31, 2011, we incurred General and Administrative costs of $15,210.

In our September 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011, we earned revenues of approximately $13,990, primarily from sale of merchandise on our websites. Costs of revenue during these same periods were approximately $9,020. Costs of sales primarily consisted of product purchased for re-sale on our website.

For the three months and six months ended March 31, 2011 and from inception (June 14, 2010) to March 31, 2011, we incurred marketing and sales costs of $12,640 and salaries of $15,000.  For the three months and six months ended March 31, 2011, we incurred general and administrative costs of $10,640. During the period from inception (June 14, 2010) to March 31, 2011, we incurred general and administrative costs of $15,210.

As of March 31, 2011, we have accumulated operating losses of approximately $37,880 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Management plans to raise equity capital to finance our operating and capital requirements.  Amounts raised will be used for further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While we are putting forth our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might arise from this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation

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

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of March 31, 2011, we have one employee.  We are dependent upon our sole officer and a director for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2011 reflects $2,980 in cash, $2,990 of accounts receivable and $2,150 in other receivables and no liabilities.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. We have relied on contributed capital to fund our operations. Contributed capital as of March 31, 2011 was $46,000.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing.  We have limited financial resources available, which has had an adverse impact on our liquidity, activities and operations.  These limitations have adversely affected our ability to obtain certain projects and pursue additional business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.  In order for us to remain a Going Concern, we will need to find additional capital.  Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.  No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all.

Our sole officer/director has agreed to contribute funds to our operations, in order to keep us fully reporting for the next twelve (12) months, without seeking reimbursement for funds contributed.

As a result of our current limited available cash, no officer or director received compensation through the quarter ended March 31, 2011.  We have no employment agreements in place with our officers.

Funding Requirements

We need funding to fully execute our business plan.  We will require at least $3,000,000 to build our infrastructure, market our services and build a client base.

If we raise less than $3,000,000, we still can build its infrastructure, but to a smaller degree.  Limited funding will not preclude us from moving forward with our business plan.  Once the business begins to operate and generate sales, management expects accounts receivable balances and thus a significant amount of working capital will not be necessary until we desire to expand the products (increase in inventory).

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, results of operations and financial condition.  Any future acquisitions of other businesses, technologies, services or product(s) might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all, and such financing, if available, might be dilutive.

Off-Balance Sheet Arrangements

We does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition:  We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                 CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.              RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 9, 2010, we filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1.  The Registration became effective on April 7, 2011.  Jagged Peak (the former parent corporation) shareholders received one (1) share of our common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011, the record date, for a total of 1,624,732 shares of Common Stock issued and outstanding.

ITEM 6.                 EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of August, 2013.

ACROBOO, INC.
(the “Registrant”)

By:	DANIEL R. FURLONG
Daniel R. Furlong
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X