Form 10-Q/A
period 2011-06-30
AcroBoo, Inc.
filed 2013-08-28
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A-3

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54349

ACROBOO, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27-3074682
(I.R.S. Employer Identification No.)

3000 Bayport Drive
Suite 250
Tampa, FL   33607
(Address of principal executive offices, including zip code.)

(813) 637-6900
(Registrant’s, telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of June 30, 2011, the registrant had 1,624,732 shares ($0.001 par value) of its common stock issued and outstanding.

EXPLANATORY NOTE

This filing contains restated financial statements of AcroBoo, Inc. (the “our”, “we”, “us”, “the Company”, “Company”) for the quarterly period ended June 30, 2011. We determined that revenue of approximately $33,560, cost of goods sold of approximately $27,000, marketing and sales costs of approximately $10,120, salaries of approximately $19,040, contract labor of $25,750 and general and administrative costs of approximately $7,810 were not recorded in the accounting records. General and administrative costs of $1,849 were recorded as organizational costs.

As a result of the errors stated above, we determined that there were significant changes in our Balance Sheets, Statements of Operations, and Statements of Cash Flow for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011.

The following errors were found:

*	Cash was understated by approximately $2,780 due to unrecorded revenue, cost of sale and expense activity as of June 30, 2011;
*	Accounts receivable was understated by approximately $8,390 as of June 30, 2011;
*	Accounts payable were overstated by approximately $99 as of June 30, 2011;
*	Other payable, due to a related party, was understated by approximately $16,140 as of June 30, 2011;
*	Common stock was understated by approximately $1 as of June 30, 2011;
*	Deficit accumulated during the development stage was understated by $85,861;
*	Additional paid in capital was understated by approximately $80,989 as of June 30, 2011;
*	Revenues were understated by approximately $33,560, $47,550 and $47,550 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;
*	Cost of sales were understated by approximately $27,000, $36,020 and $36,020 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;
*
General and administrative costs of  approximately $1,849, $3,599 and $8,174 were recorded as organizational costs for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;

*
Marketing and sales costs were understated by approximately $10,120 and $22,760 and $22,760 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;

*	Salaries were understated by approximately $19,040 and $33,910 and $33,910 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;
*	Contract labor was understated by approximately $25,750 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;
*
General and administrative expenses were understated by approximately $7,810, $18,565 and $23,145 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;

*	Net loss was understated by approximately $54,311, $85,856 and $85,861 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;

The effects on our previously issued June 30, 2011 financial statements are as follows:

Balance Sheet

	June 30, 2011		June 30, 2011
	(As filed)	(Adjustments)	(Restated)

CURRENT ASSETS

Cash and equivalents	$-	$2,780	$2,780

Accounts receivable	-	8,390	8,390

Total current assets	-	11,170	11,170

Total assets	$-	$11,170	$11,170

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Due to related party	3,500	16,140	19,640

Accounts payable and accrued expenses	99	(99)	-

Total current liabilities	$3,599	$16,041	$19,640

Common stock	1,624	1	1,625

Additional paid-in capital	2,951	80,989	83,940

Accumulated deficit during the development stage	(8,174)	(85,861)	(94,035)

Total stockholder’s deficit	(3,599)	(4,871)	(8,470)

Total liabilities and stockholders’ deficit	$-	$11,170	$11,170

Statements of Operations
	Three months ended		Three months ended
	June 30, 2011		June 30, 2011
	(As Filed)	(Adjustments)	(Restated)
Revenue	$-	$33,560	$33,560

Cost of sales	-	27,000	27,000

Gross profit	-	6,560	6,560

Organizational costs	1,849	(1,849)	-

Marketing and sales	-	10,120	10,120

Salaries	-	19,040	19,040

Contract labor	-	25,750	25,750

General and administrative	-	7,810	7,810
Total expenses	1,849	60,871	62,720

Net loss	$(1,849)	$(54,311)	$(56,160)

Weighted average number of common shares outstanding	-	884,576	884,576

Net loss per share – basic	(0.00)	(0.06)	(0.06)

Statements of Operations
	Nine months ended		Nine months ended
	June 30, 2011		June 30, 2011
	(As Filed)	(Adjustments)	(Restated)
Revenue	$-	$47,550	$47,550

Cost of sales	-	36,020	36,020

Gross profit	-	11,530	11,530

Organizational costs	3,599	(3,599)	-

Marketing and sales	-	22,760	22,760

Salaries	-	33,910	33,910

Contract labor	-	25,750	25,750

General and administrative	-	18,565	18,565
Total expenses	3,599	97,386	100,985

Net loss	$(3,599)	$(85,856)	$(89,455)

Weighted average number of common shares outstanding	-	294,859	294,859

Net loss per share – basic	(0.00)	(0.30)	(0.30)

Statements of Operations
	Inception		Inception
	(June 14, 2010) to June 30, 2011		(June 14, 2010) to June 30, 2011
	(As Filed)	(Adjustments)	(As Filed)
Revenue	$-	$47,550	$47,550

Cost of sales	-	36,020	36,020

Gross profit	-	11,530	11,530

Organizational costs	$8,174	$(8,174)	$-

Marketing and sales	-	22,760	22,760

Salaries	-	33,910	33,910

Contract labor	-	25,750	25,750

General and administrative	-	23,145	23,145

Total expenses	8,174	$97,391	$105,565

Net loss	$(8,174)	$(85,861)	$(94,035)
Weighted average number of common shares outstanding	-	218,115	218,115

Net loss per share – basic	(0.00)	(0.43)	(0.43)

Statements of Cash Flows
	Nine months Ended		Nine months ended
	June 30, 2011		June 30, 2011
	(As Filed)	(Adjustments)	(Restated)

Net loss	$(3,599)	$(85,856)	$(89,455)

Increase in accounts receivable	-	(8,390)	(8,390)

Increase in accounts payable	2,099	(2,099)	-

Increase in due to related party	-	19,640	19,640

Increase in contributed capital	1,500	79,485	80,985

Cash at the end of the period	$-	$2,780	$2,780

Non cash supplementary Disclosure:
Shares issued in spin off adjusted in common stock and additional paid in capital	1,624	-	1,624

Statements of Cash Flows
	Inception (June 14, 2010) to		Inception (June 14, 2010) to
	June 30, 2011		June 30, 2011
	(As Filed)	(Adjustments)	(Restated)

Net loss	$(8,174)	$(85,861)	$(94,035)

Increase in accounts receivable	-	(8,390)	(8,390)

Increase in accounts payable	1,849	(1,849)	-

Increase in due to related party	-	19,640	19,640

Increase in contributed capital	4,575	80,990	85,565

Cash at the end of the period	$-	$2,780	$2,780

Non cash supplementary Disclosure:
Shares issued in spin off adjusted in common stock and additional paid in capital	1,624	-	1,624

		Page

Part I. Financial Information

Item 1.	Financial Statements	9

	Balance Sheets as at June 30, 2011 and September 30, 2010	9

	Statements of Operations for the three and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2010 and from Inception (June 14, 2010) to June 30, 2011	10

	Statements of Cash Flows for the nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2010 and from Inception (June 14, 2010) to June 30, 2011	11

	Notes to Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4.	Controls and Procedures.	31

Part II Other Information

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 6.	Exhibits.	32

Signatures		33

Exhibit Index		34

PART I.  FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

		June 30,		September 30,
		2011		2010
		(Restated)		(Audited)
Assets	$		$

Current assets:

Cash and equivalents		2,780		-
Accounts receivable		8,390		-
Total current assets		11,170		-

Total assets		$11,170		$-

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable and accrued expenses		$-		$1,500
Due to related party		19,640		-
Total current liabilities		19,640		1,500

Total liabilities		19,640		1,500

Stockholders’ deficit:

Common stock, $0.001 par value, 75,000,000 shares authorized, 1,624,732 issued and outstanding		1,625		-
Additional paid-in capital		83,940		3,080
Deficit accumulated during development stage		(94,035)		(4,580)
Total stockholders’ deficit		(8,470)		(1,500)

Total liabilities and stockholders’ deficit		$11,170		$-

The accompanying notes are an integral part of these financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended June 30, 2011 (Restated)	For the nine months ended June 30, 2011 (Restated)	From Inception (June 14, 2010) to June 30,2010	From Inception (June 14, 2010) to June 30,2011

Revenue	$33,560	$47,550	$-	$47,550

Cost of Sales	27,000	36,020	-	36,020

Gross Margin	6,560	11,530	-	11,530

Expenses:
Marketing and sales	10,120	22,760	-	22,760
Salaries	19,040	33,910	-	33,910
Contract labor	25,750	25,750	-	25,750
General and administrative	7,810	18,565	-	23,145

Total expenses	62,720	100,985	-	105,565

Net Loss	$(56,160)	$(89,455)	$-	$(94,035)

Weighted average number of common shares outstanding	884,576	294,859		218,115

Net loss per share - basic	$(0.06)	$(0.30)		$(0.43)

The accompanying notes are an integral part of these financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended June 30, 2011 (Restated)	From Inception (June 14, 2010) to June 30,2010	From Inception (June 14, 2010) to June 30,2011

Cash flows from operating activities:

Net loss	$(89,455)	$-	$(94,035)
Changes in current assets and liabilities:
Increase in accounts receivable	(8,390)		(8,390)

Net cash used by operating activities	(97,845)		(102,425)

Cash flows from financing activities:
Increase in due to related party	19,640	-	19,640
Contributed capital	80,985	-	85,565

Net cash from financing activities	100,625	-	105,205

Net increase in cash	2,780	-	2,780

Cash – beginning of period	-	-	-

Cash – end of period	2,780	-	2,780

Non cash supplementary disclosure:

Shares issued in spin off adjusted in common stock and additional paid in capital	1,624	-	1,624

The accompanying notes are an integral part of these financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

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

NOTE 2 – CORRECTION FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO JUNE 30, 2011

This filing contains restated financial statements of AcroBoo, Inc. (the “our”, “we”, “us”, “the Company”, “Company”) for the quarterly period ended June 30, 2011. We determined that revenue of approximately $33,560, cost of goods sold of approximately $27,000, marketing and sales costs of approximately $10,120, salaries of approximately $19,040, contract labor of $25,750 and general and administrative costs of approximately $7,810 were not recorded in the accounting records. General and administrative costs of $1,849 were recorded as organizational costs.

As a result of the errors stated above, we determined that there were significant changes in our Balance Sheets, Statements of Operations, and Statements of Cash Flow for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011.

The following errors were found:

*	Cash was understated by approximately $2,780 due to unrecorded revenue, cost of sale and expense activity as of June 30, 2011;
*	Accounts receivable was understated by approximately $8,390 as of June 30, 2011;
*	Accounts payable were overstated by approximately $99 as of June 30, 2011;
*	Other payable, due to a related party, was understated by approximately $16,140 as of June 30, 2011;

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO JUNE 30, 2011 continued

*	Common stock was understated by approximately $1 as of June 30, 2011;
*	Deficit accumulated during the development stage was understated by $85,861;
*	Additional paid in capital was understated by approximately $80,989 as of June 30, 2011;
*	Revenues were understated by approximately $33,560, $47,550 and $47,550 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;
*	Cost of sales were understated by approximately $27,000, $36,020 and $36,020 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;
*
Organizational costs were overstated by approximately $1,849, $3,599 and $8,174 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;

*
Marketing and sales costs were understated by approximately $10,120 and $22,760 and $22,760 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;

*	Salaries were understated by approximately $19,040 and $33,910 and $33,910 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;
*	Contract labor was understated by approximately $25,750 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;
*
General and administrative expenses were understated by approximately $7,810, $18,565 and $23,145 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;

*	Net loss was understated by approximately $54,311, $85,856 and $85,861 for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively;

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO JUNE 30, 2011 continued

The effects on the Company’s previously issued June 30, 2011 financial statements are as follows:

Balance Sheet

	June 30, 2011		June 30, 2011
	(As filed)	(Adjustments)	(Restated)

CURRENT ASSETS

Cash and equivalents	$-	$2,780	$2,780
Accounts receivable	-	8,390	8,390

Total current assets	-	11,170	11,170

Total assets	$-	$11,170	$11,170

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Due to related party	3,500	16,140	19,640
Accounts payable and accrued expenses	99	(99)	-
Total current liabilities	$3,599	$16,041	$19,640

Common stock	1,624	1	1,625
Additional paid-in capital	2,951	80,989	83,940
Accumulated deficit during the development stage	(8,174)	(85,861)	(94,035)

Total stockholder’s deficit	(3,599)	(4,871)	(8,470)

Total liabilities and stockholders’ deficit	$-	$11,170	$11,170

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO JUNE 30, 2011 continued

Statements of Operations
	Three months ended		Three months ended
	June 30, 2011		June 30, 2011
	(As Filed)	(Adjustments)	(Restated)
Revenue	$-	$33,560	$33,560

Cost of sales	-	27,000	27,000

Gross profit	-	6,560	6,560

Organizational costs	1,849	(1,849)	-

Marketing and sales	-	10,120	10,120

Salaries	-	19,040	19,040

Contract labor	-	25,750	25,750

General and administrative	-	7,810	7,810
Total expenses	1,849	60,871	62,720

Net loss	$(1,849)	$(54,311)	$(56,160)

Weighted average number of common shares outstanding	-	884,576	884,576

Net loss per share – basic	(0.00)	(0.06)	(0.06)

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO JUNE 30, 2011 continued

Statements of Operations
	Nine months ended		Nine months ended
	June 30, 2011		June 30, 2011
	(As Filed)	(Adjustments)	(Restated)
Revenue	$-	$47,550	$47,550

Cost of sales	-	36,020	36,020

Gross profit	-	11,530	11,530

Organizational costs	3,599	(3,599)	-

Marketing and sales	-	22,760	22,760

Salaries	-	33,910	33,910

Contract labor	-	25,750	25,750

General and administrative	-	18,565	18,565
Total expenses	3,599	97,386	100,985

Net loss	$(3,599)	$(85,856)	$(89,455)

Weighted average number of common shares outstanding	-	294,859	294,859

Net loss per share – basic	(0.00)	(0.30)	(0.30)

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO JUNE 30, 2011 continued

Statements of Operations
	Inception		Inception
	(June 14, 2010) to June 30, 2011		(June 14, 2010) to June 30, 2011
	(As Filed)	(Adjustments)	(As Filed)
Revenue	$-	$47,550	$47,550

Cost of sales	-	36,020	36,020

Gross profit	-	11,530	11,530

Organizational costs	$8,174	$(8,174)	$-

Marketing and sales	-	22,760	22,760

Salaries	-	33,910	33,910

Contract labor	-	25,750	25,750

General and administrative	-	23,145	23,145

Total expenses	8,174	$97,391	$105,565

Net loss	$(8,174)	$(85,861)	$(94,035)
Weighted average number of common shares outstanding	-	218,115	218,115

Net loss per share – basic	(0.00)	(0.43)	(0.43)

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO JUNE 30, 2011 continued

Statements of Cash Flows
	Nine months Ended		Nine months ended
	June 30, 2011		June 30, 2011
	(As Filed)	(Adjustments)	(Restated)

Net loss	$(3,599)	$(85,856)	$(89,455)

Increase in accounts receivable	-	(8,390)	(8,390)

Increase in accounts payable	2,099	(2,099)	-

Increase in due to related party	-	19,640	19,640

Increase in contributed capital	1,500	79,485	80,985

Cash at the end of the period	$-	$2,780	$2,780

Non cash supplementary Disclosure:
Shares issued in spin off adjusted in common stock and additional paid in capital	1,624	-	1,624

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 2 – CORRECTION FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND FROM INCEPTION (JUNE 14, 2010) TO JUNE 30, 2011 continued

Statements of Cash Flows
	Inception (June 14, 2010) to		Inception (June 14, 2010) to
	June 30, 2011		June 30, 2011
	(As Filed)	(Adjustments)	(Restated)

Net loss	$(8,174)	$(85,861)	$(94,035)

Increase in accounts receivable	-	(8,390)	(8,390)

Increase in accounts payable	1,849	(1,849)	-

Increase in due to related party	-	19,640	19,640

Increase in contributed capital	4,575	80,990	85,565

Cash at the end of the period	$-	$2,780	$2,780

Non cash supplementary Disclosure:
Shares issued in spin off adjusted in common stock and additional paid in capital	1,624	-	1,624

NOTE 3 – NON-RELIANCE ON PREVIOUSLY ISSUED FINANCIAL STATEMENTS OR A RELATED AUDIT REPORT OR COMPLETED INTERIM REVIEW

By filing the 8-K on September 18, 2012, the board of directors of AcroBoo, Inc. determined, upon advice of management, that the Company’s financial statements and related disclosures included in the Company’s Quarterly Report on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and Annual Report on Form 10-K for the year ended September 30, 2011, (the “Previously Issued Financial Statements”) should be restated because they contain errors as addressed in Financial Accounting Standards Board Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. Accordingly, the Previously Issued Financial Statements issued by the Company should not be relied upon.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 4 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $94,035. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES continued

Advertising

Advertising costs are expensed when incurred.  The Company incurred $10,120, $22,760 and $22,760 of sales and marketing expenses, including advertising, for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, respectively.

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

The income tax provision for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011 and to June 30, 2010 was as follows (assuming a 34% effective tax rate):

	For the three months ended June 30, 2011 (Restated)	For the nine months ended June 30, 2011 (Restated)	From Inception (June 14, 2010) to June 30,2010		From Inception (June 14, 2010) to June 30,2011
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-	$
Total current tax provision	$-	$-	$-	$

Deferred Tax Provision:
Federal:
Loss carryforwards	$37,875	$4,580	$-	$
Loss for the period	$56,160	$89,455	$-		$94,035
Net loss carryforward	94,035	94,035	-		94,035

Less valuation allowance	(94,035)	(94,035)	-		(94,035)

Total net deferred tax assets	-	-	-		-

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

NOTE 5 – SIGNIFICANT ACCOUNTING POLICIES continued

The company had deferred income tax assets for the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011 and to June 30, 2010 as follows:

	For the three months ended June 30, 2011 (Restated)	For the nine months ended June 30, 2011 (Restated)	From Inception (June 14, 2010) to June 30,2010	From Inception (June 14, 2010) to June 30,2011
Loss carryforward	94,035	94,035	-	94,035

Less: Valuation allowance	(94,035)	(94,035)	-	(94,035)
Net deferred tax asset	-	-	-	-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2010 and June 30, 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

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

On June 14, 2010, a director of the Company contributed capital of $320 for incorporating fees. Such contribution is not expected to be repaid.

On July 21, 2010, a director of the Company contributed capital of $2,750 for audit fees. Such contribution is not expected to be repaid.

On October 28, 2010, a director of the Company contributed capital of $1,500 for audit fees. Such contribution is not expected to be repaid.

On February 25, 2011, the parent company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $41,430 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

On April 29, 2011, the parent Company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $20,500 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

On May 27, 2011, the parent Company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $19,360 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1.  The Registration became effective on April 7, 2011.  On May 10, 2011 Jagged Peak (the former parent corporation) spun off the Company. As part of the spin off agreement, Jagged Peak shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011, the record date, for a total of 1,624,732 shares of Common Stock issued and outstanding.

As of June 30, 2011, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011
(Unaudited)

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.  Due to insufficient sources of funds, Jagged Peak contributed approximately $41,430 and $39,860 during the three months ended March 31, 2011 and June 30, 2011, respectively. As of June 30, 2011 AcroBoo had an outstanding balance payable to Jagged Peak of $19,640.  Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

NOTE 8 - SUBSEQUENT EVENT

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

We may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by us, which are made in good faith by us.

These forward-looking statements include our statements plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond our control).  The following factors, in addition to others not listed, could cause our actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which we conduct operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on our suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on us, our ability to manage our growth effectively, including our ability to successfully integrate any business which we might acquire, and currency fluctuations. All forward- looking statements in this report are based upon information available to us as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

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

Business Plan

We are an e-commerce and supply chain solutions and services provider.  We are built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points.  We will offer products through different websites that include, but are not limited to:  sunglasses, camping equipment, coffee products, home tools and lighting products. While managing our online stores, our management was often approached by companies who needed help establishing an online presence.  We leverage our knowledge and infrastructure to offer services to assist other retailers expand their sales channel to the Web.  Our services have evolved to include online retailing, e-channel development, e-marketing, and brand protection solutions.  Management views these as important abilities in running an on-line business and they are part of our operations to sell products and protect our brands.  On occasion we plan to sell these services to clients desiring to run an on-line business but do not have their own in-house expertise.  This is only expected to be a small portion of the business in the beginning years as we build up the number of products we sell on-line.

We plan to search for new solutions that harness the power of the Internet to help companies drive revenue and expand our business.  We take possession of inventory and generate most of our revenues based on product sales or a percentage of the customers’ sales.  Management expects a small percent of our revenues will be generated from licensing our software products.

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

*
Large application software vendors such as SAP, Oracle and Infor, each of which offers sophisticated solutions that currently, or may in the future, incorporate supply chain management modules, advanced planning and scheduling, warehouse management, transportation or collaboration software;

*	Vendors focusing on the supply chain application software market; and
*	Internal development efforts by corporate information technology companies.

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

Results of Operations for the three and nine months ended June 30, 2011

For the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, we earned revenues of approximately $33,560, $47,550 and $47,550, respectively, primarily from website-related services including website development, consulting and marketing and sale of merchandise on our websites.

Costs of revenue during these same periods were approximately $27,000, $36,020 and $36,020. Costs of sales primarily consisted of costs related to website-related services and product purchased for re-sale on our websites.

For the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, we incurred marketing and sales costs of $10,120, $22,760 and $22,760, and salaries of $19,040, $33,910 and $33,910, respectively.

For the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, we incurred contract labor costs of $25,750, $25,750 and $25,750, respectively.

For the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, we incurred general and administrative costs of $7,810, $18,565 and $23,145, respectively.

In our September 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raised substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, we earned revenues of approximately $33,560, $47,550 and $47,550, respectively, primarily from website-related services including website development, consulting and marketing and sale of merchandise on our websites.

Costs of revenue during these same periods were approximately $27,000, $36,020 and $36,020. Costs of sales primarily consisted of costs related to website-related services and product purchased for re-sale on our websites.

For the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, we incurred marketing and sales costs of $10,120, $22,760 and $22,760, and salaries of $19,040, $33,910 and $33,910, respectively.

For the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, we incurred contract labor costs of $25,750, $25,750 and $25,750, respectively.

For the three months and nine months ended June 30, 2011 and from inception (June 14, 2010) to June 30, 2011, we incurred general and administrative costs of $7,810, $18,565 and $23,145, respectively.

In our September 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raised substantial doubt about our ability to continue as a going concern.

As of June 30, 2011, we had accumulated operating losses of approximately $94,035 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Our plan is to raise equity capital to finance our operating and capital requirements.  Amounts raised will be used for further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While we are putting forth our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Significant changes in the number of employees

As of June 30, 2011, we had one employee.  We are dependent upon our sole officer and a director for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011 reflects $2,780 in cash and $8,390 in accounts receivables.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. We have relied on advances from related party of $19,640 and contributed capital to fund our operations. Contributed capital as of June 30, 2011 was $83,940.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended June 30, 2011.  We have no employment agreements in place with our officers.

Funding Requirements

We need funding to fully execute our business plan.  We will require at least $3,000,000 to build our infrastructure, market our services and build a client base.

If we raise less than $3,000,000, we still can build our infrastructure, but to a smaller degree.  Limited funding will not preclude us from moving forward with our business plan.  Once the business begins to operate and generate sales, management expects accounts receivable balances and thus a significant amount of working capital will not be necessary until we desire to expand the products (increase in inventory).

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

Critical Accounting Policies and Estimates

Revenue Recognition:  We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.            EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of August, 2013.

ACROBOO, INC.
(the “Registrant”)

By:	DANIEL FURLONG
Daniel Furlong
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X