Form 10-K/A
period 2011-09-30
AcroBoo, Inc.
filed 2013-08-28
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

Commission file number: 000-54349

ACROBOO, INC.
(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	27-3074682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 250, Tampa, FL 33607
(Address of principal executive offices, including zip code)

(813) 637-6900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [   ]     NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES [X]     NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2011: $0.00.

As of December 28, 2011, 1,624,732 shares of its ($0.001 par value) common stock were issued and outstanding.

EXPLANATORY NOTE

This filing contains restated financial statements of AcroBoo, Inc. (“our”, “we”, “us”, “the Company”, “Company”) for the year ended September 30, 2011. We determined that revenue of approximately $97,210, cost of goods sold approximately of $46,655, marketing and sales costs of approximately $29,830, salaries of approximately $54,730, contract labor of approximately $47,460 and general and administrative costs of approximately $21,865 were not recorded in the accounting records. General and administrative costs of $6,821 were recorded as organizational costs.

As a result of the errors stated above, we determined that there were significant changes in our Balance Sheets, Statements of Operations, and Statements of Cash Flow for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011.

The following errors were found:

*	Cash was understated by approximately $2,330 due to unrecorded revenue, cost of sale and expense activity as of September 30, 2011;
*	Accounts receivable was understated by approximately $21,620 as of September 30, 2011;
*	Accounts payable were overstated by approximately $722 as of September 30, 2011;
*	Other payable, due to a related party, was understated by approximately $28,521 as of September 30, 2011;
*	Common stock was understated by $1.
*	Accumulated deficit during development stage was understated by $96,509.
*	Additional paid in capital was understated by approximately $92,659 as of September 30, 2011;
*	Revenues were understated by approximately $97,210 the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011;
*	Cost of sales were understated by approximately $46,655 for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011;
*	Organizational costs were overstated by approximately $6,821 and $11,396 for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011, respectively;
*	Marketing and sales costs were understated by approximately $29,830 for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011;
*	Salaries were understated by approximately $54,730 for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011;
*	Contract labor costs were understated by approximately $47,460 for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011;
*	General and administrative expenses were understated by approximately $21,865 and $26,455 for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011, respectively;
*
General and administrative costs of $6,821 and $11,396 were recorded as organizational costs for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011, respectively;

*	Net loss was understated by approximately $96,509 and for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011, respectively;

The effects on our previously issued September 30, 2011 financial statements are as follows:

Balance Sheet

	September 30, 2011		September 30, 2011
	(As filed)	(Adjustments)	(Restated)

CURRENT ASSETS

Cash and equivalents	$-	$2,330	$2,330
Accounts receivable	-	21,620	21,620

Total current assets	-	23,950	23,950

Total assets	$-	$23,950	$23,950

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Payable to related party	$6,099	$28,521	$34,620
Accounts payable and accrued expenses	722	(722)	-

Total current liabilities	6,821	27,799	34,620

Common stock, $.001 a par value, 70,000,000 shares authorized; 1,624,732 shares issued and outstanding at September 30,2011 and no shares issued and outstanding at September 30, 2010	1,624	1	1,625
Additional paid-in capital	2,951	92,659	95,610
Accumulated deficit during the development stage	(11,396)	(96,509)	(107,905)

Total stockholder’s deficit	(6,821)	(3,849)	(10,670)

Total liabilities and stockholders’ deficit	$-	$23,950	$23,950

Statement of Operations

	For the year ended		For the year ended
	September 30, 2011		September 30, 2011
	(As Filed)	(Adjustments)	(Restated)

Revenue	$-	$97,210	$97,210
Cost of sale	-	46,655	46,655
Gross profit	-	50,555	50,555

Organizational costs	6,821	(6,821)	-
Marketing and sales	-	29,830	29,830
Salaries	-	54,730	54,730
Contract labor	-	47,460	47,460
General and administrative	-	21,865	21,865

Total expenses	6,821	147,064	153,885

Net loss	$(6,821)	$(96,509)	$(103,330)

Weighted average number of common shares outstanding – basic	1,624,732	776,261	848,471

Net loss per share - basic	(0.00)	(0.12)	(0.12)

Statement of Operations

	Inception		Inception
	(June 14, 2010) to September 30, 2011		(June 14, 2010) to September 30, 2011
	(As Filed)	(Adjustments)	(Restated)

Revenue	$-	$97,210	$97,210
Cost of sale	-	46,655	46,655
Gross profit	-	50,555	50,555

Organizational costs	11,396	(11,396)	-
Marketing and sales	-	29,830	29,830
Salaries	-	54,730	54,730
Contract labor	-	47,460	47,460
General and administrative	-	26,440	26,440

Total expenses	11,396	147,064	158,460

Net loss	$(11,396)	$(96,509)	$(107,905)
Weighted average number of common shares outstanding – basic	-	484,328	484,328

Net loss per share - basic	-	(0.22)	(0.22)

Statement of Cash Flows

	Year ended		Year ended
	September 30, 2011		September 30, 2011
	(As Filed)	(Adjustments)	(Restated)

Net loss	$(6,821)	$(96,509)	$(103,330)

Increase in accounts receivable	-	(21,600)	(21,600)

Increase in accounts payable	(778)	778	-

Increase in payable to related party	6,099	28,501	34,600

Increase in contributed capital	1,500	91,160	92,660

Cash at the end of the period	$-	$2,330	$2,330

	Inception		Inception
	(June 14, 2010) to September 30, 2011		(June 14, 2010) to September 30, 2011
	(As Filed)	(Adjustments)	(As Filed)

Net loss	$(11,396)	$(96,509)	$(107,905)

Increase in accounts receivable	-	(21,600)	(21,600)

Increase in accounts payable	722	(722)	-

Increase in payable to related party	6,099	28,501	34,600

Increase in contributed capital	4,575	92,660	97,235

Cash at the end of the period	$-	$2,330	$2,330

PART I

This Annual Report on Form 10-K includes forward-looking statements. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 1.                 BUSINESS.

Overview of Current Operations

Corporate History

AcroBoo, Inc., which may also be referred to as AcroBoo, the Company, we, our and us, was organized on June 14, 2010 (Date of Inception) under the laws of the State of Nevada, as AcroBoo, Inc.  We were incorporated as a subsidiary of Jagged Peak, Inc. a Nevada corporation.

AcroBoo, Inc. Business Plan

We are an online e-commerce and supply chain solutions and services provider. We are built on an EDGE ECP OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points.  We will offer products through different websites that includes, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products. While managing our own online stores, we were often approached by companies who needed help establishing an online presence.  We leverage our knowledge and infrastructure to offer services to assist other retailers to expand their sales channel to the Web.  Our services have evolved to include online retailing, e-channel development, e-marketing, and brand protection solutions.  Management views these as important abilities in running an on-line business and they are part of our operation to sell products and protect our brands.  On occasion, we plan to sell these services to clients desiring to run an on-line business but do not have their own in-house expertise.  This is only expected to be a small portion of our business in the beginning years as we build up the number of products we sell on-line.

We plan to search for new solutions that harness the power of the Internet to help companies drive revenue and expand our business.  We generate most of our revenues based on a percentage of the customers’ sales.  Management expects a small percent of our revenues will be generated from other marketing services.

Sales and Marketing

We plan to market our products and services through online direct and indirect sales channels. We will conduct our principal sales and marketing activities from corporate headquarters.  We plan to develop a network of agents who assist in selling our products globally.  We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.  These independent distributors and resellers will distribute our product lines domestically and in foreign countries. These vendors typically sell their own consulting and systems integration services in conjunction with licensing our products.

We support our sales activities by conducting a variety of marketing programs including online marketing, public relations, direct marketing, advertising, trade shows, product seminars, user group conferences and ongoing customer communication and industry analysts programs.  We plan to participate in industry conferences such as those organized by the IRCE and shop.org.

We also plan to engage in third-party software alliance programs with other software vendors.  These programs generally provide some type of assistance for developing or marketing software products which are compatible with products of the other party.

Customer Service and Support

We will provide the following services and support to our customers:

We will help our customers to place orders thought customer services call centers. Provide information on product and order status and return services.

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

•	Etailers such as Amazon, ebay and GSI and SureSource

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

ITEM 1A.              RISKS FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.              UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                 PROPERTIES.

None.

ITEM 3.                 LEGAL PROCEEDINGS.

We are not party to any litigation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At September 30, 2011, there was no public trading market for our common stock.  We were in the process of developing a public trading market.  There can be no assurance that a public trading market will develop at that time or be sustained in the future.  Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this filing, including the many risks associated with an investment in our company, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Holders

At September 30, 2011, there were 80 holders of record for our common stock.  There were a total of 1,642,732 shares of common stock outstanding.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of our Public Offering

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

ITEM 6.                 SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Advertising

Advertising costs are expensed when incurred.  The Company has incurred approximately $29,830 of advertising expenses since inception.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes.  Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year end

The Company’s fiscal year-end is September 30.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2011, the capitalization of Acroboo on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

September 30, 2011 Actual

Common stock, $.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at September 30, 2011 and no shares issued and outstanding at September 30, 2010	1,625
Additional paid-in capital	95,610
Deficit accumulated during development stage	(107,905)

Total stockholders’ deficit	$(10,670)

Results of Operations for the year ended September 30, 2011 and from inception (June 14, 2010) to September 30, 2011

For the year ended September 30, 2011 and since our inception on June 14, 2010 through September 30, 2011, we earned revenues of approximately $97,210, primarily from website-related services including website development, consulting and marketing and sale of merchandise on our websites.

Costs of revenue during these same periods were approximately $46,655. Costs of sales primarily consisted of costs related to website-related services and product purchased for re-sale on our websites.

For the year ended September 30, 2011 and since our inception on June 14, 2010 through September 30, 2011, we incurred marketing and sales costs of $29,830, salary costs of $54,730 and contract labor costs of $47,460.

For the year ended September 30, 2011 and since our inception on June 14, 2010 through September 30, 2011 we incurred general and administrative costs of $21,865 and $26,440, respectively.

In our September 30, 2011 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2011, we have accumulated operating losses of approximately $107,905 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance our operating and capital requirements.  Amounts raised will be used for further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While we are putting forth our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Significant changes in the number of employees

As of September 30, 2011, we had one employee.  We are dependent upon our sole officer and a director for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of approximately $2,330. The two primary sources of cash are revenues and capital contributed from the related party, Jagged Peak.

As of September 30, 2011, we had accounts receivable of approximately $21,620. Approximately 100% of this balance due is from one customer.

Our only liability is accrued expenses of $34,620 due to the related party, Jagged Peak.

Our operations utilized approximately $124,930 of cash. This was funded primarily by the capital contributed by the related party, Jagged Peak. Cash contributed from the related party was $95,610 as of September 30, 2011.

A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing.

We have limited financial resources available, which has had an adverse impact on our liquidity, activities and operations.  These limitations have adversely affected our ability to obtain certain projects and pursue additional business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. In order for us to remain a Going Concern we will need to find additional capital.  Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all.

As a result of our current cash status, no officer or director received compensation through the fiscal year ended September 30, 2011. We have no employment agreements in place with our officers.

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

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements
AcroBoo, Inc.
(A Development Stage Company)
For the Fiscal Years Ended September 30, 2011 and 2010
Report of Independent Registered Public Accounting Firm

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED CERTIFIED AUDITOR

To the Board of Directors and Stockholders of
AcroBoo, Inc.

I have audited the accompanying balance sheet of AcroBoo, Inc.(the Company”) as of September 30, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcroBoo, Inc. as of September 30, 2011 in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paula S. Morelli, CPA
Paula S. Morelli, CPA P.C.
Freeport, New York
August 25, 2013

Index to Financials

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2011 (Audited)	September 30, 2010 (Audited)

Assets

Current assets:
Cash and equivalents	$2,330	$-
Accounts receivable	21,620	-
Total current assets	23,950	-
Total assets	23,950	-

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	34,620	-
Accounts payable and other current liabilities	-	1,500
Total current liabilities	34,620	1,500
Total liabilities	34,620	1,500

Stockholders’ deficit:

Common stock, $.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at September 30, 2011 and no shares issued and outstanding at September 30, 2010	1,625	-
Additional paid-in capital	95,610	3,075
Deficit accumulated during development stage	(107,905)	(4,575)

Total stockholders’ equity	(10,670)	(1,500)
Total liabilities and stockholders’ equity	$23,950	$-

The accompanying notes are an integral part of the financial statements.

Index to Financials

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Audited)

	For the year ended September 30, 2011	Inception (June 14, 2010) to September 30, 2010	Inception (June 14, 2010) to September 30, 2011

Revenue	$97,210	$-	$97,210

Cost of Sales	46,655	-	46,655
Gross margin	50,555	-	50,555

Expenses:
Organizational costs	-	4,575	-
Marketing and sales	29,830	-	29,830
Salaries	54,730	-	54,730
Contract labor	47,460	-	47,460
General and administrative	21,865	-	26,440
Total expenses	153,885	4,575	158,460

Net loss	$(103,330)	$(4,575)	$(107,905)

Weighted average number of common shares outstanding - basic	848,471	-	484,328

Net loss per share - basic	$(0.12)	$(0.00)	$(0.22)

The accompanying notes are an integral part of the financial statements.

Index to Financials

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
(Audited)
September 30, 2011 and 2010

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625
				-
Additional paid in capital	-	-	92,535		92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

The accompanying notes are an integral part of the financial statements.

Index to Financials

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

	For the year ended September 30, 2011	Inception (June 14, 2010) to September 30, 2010	Inception (June 14, 2010) to September 30, 2011

Cash flows from operating activities
Net loss	$(103,330)	$-	$(107,905)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts receivable	(21,600)	-	(21,600)
Net cash used by operating activities	(124,930)	-	(129,505)

Cash flows from financing activities
Advances from related party	34,600	-	34,600
Contributed capital	92,660	-	97,235
Net cash provided by financing activities	127,260	-	131,835

Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$2,330	$-	$2,330

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	1,625	-	1,625

The accompanying notes are an integral part of the financial statements.

Index to Financials

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2011

NOTE 1 - GENERAL BACKGROUND INFORMATION

AcroBoo is an e-commerce and supply chain solutions and services provider. AcroBoo is built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points.  AcroBoo will offer products through different websites that includes, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products.  While managing our own online stores, we were often approached by companies who needed help establishing an online presence.  We leverage our knowledge and infrastructure to offer services to assist other retailers expand their sales channel to the Web.  Our services have evolved to include online retailing, e-channel development, e-marketing and brand protection solutions.  Management views these as important abilities in running an on-line business and they are part of AcroBoo’s operation to sell products and protect its brands.  AcroBoo on occasion plans to sell these services to clients desiring to run an on-line business but does not have their own in-house expertise.  This is only expected to be a small portion of the business in the beginning years as AcroBoo builds up the number of products it sells on-line.

AcroBoo plans to search for new solutions that harness the power of the Internet to help companies drive revenue and expand their business.  The Company takes possession of inventory and generates most of its revenues based on product sales or a percentage of the customers’ sales.  Management expects a small percent of its revenues will be generated from licensing its software products.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit since inception of $107,905.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Index to Financials

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred approximately $54,730 of advertising expenses since inception.

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

The income tax provision for the year ended September 30, 2011, from inception (June 14, 2010) to September 30, 2010 and from inception (June 14, 2010) to September 30, 2011 was as follows:

Index to Financials

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES continued

	For the year ended September 30, 2011	Inception (June 14, 2010) to September 30, 2010	Inception (June 14, 2010) to September 30, 2011
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$4,575	$-	$-
Loss for the period	103,330	4,575	107,905
Net loss carryforward	107,905	4,575	107,905

Less valuation allowance	(107,905)	(4,575)	(107,905)
Total net deferred tax assets	-	-	-

The company had deferred income tax assets for the year ended September 30, 2011, from inception (June 14, 2010) to September 30, 2010 and from inception (June 14, 2010) to September 30, 2011 as follows:

	For the year ended September 30, 2011	Inception (June 14, 2010) to September 30, 2010	Inception (June 14, 2010) to September 30, 2011
Net deferred tax asset	107,905	4,575	107,905
Less: Valuation allowance	(107,905)	(4,575)	(107,905)
Net deferred tax asset	-	-	-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2010 and September 30, 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

Index to Financials

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES continued

Year end

The Company’s fiscal year-end is September 30.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.  1,624,732 shares are issued and outstanding as of September 30, 2011.  No shares are issued or outstanding as of September 30, 2010.

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

Index to Financials

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2011

NOTE 4 - STOCKHOLDERS’ DEFICIT continued

On April 29, 2011, the parent Company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $20,500 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

On May 27, 2011, the parent Company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $19,060 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

On September 30, 2011, the parent company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $10,050 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

As of September 30, 2011, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.  Due to insufficient sources of funds, Jagged Peak contributed approximately $91,035 during the year ended September 30, 2011. As of September 30, 2011 AcroBoo had an outstanding balance payable to Jagged Peak of $34,620.  Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On June 4, 2013, we terminated De Joya Griffith, LLC, 2580 Anthem Village Drive, Henderson, Nevada 89052 as our auditor.  Except as noted in the paragraph immediately below, the reports of De Joya Griffith, LLC on the financial statements as of and for the years ended September 30, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports on our financial statements as of and for the years ended September 30, 2011 and 2010 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

During the years ended September 30, 2011 and 2010 and for the period October 1, 2011 through June 4, 2013,  we have not had any disagreements with De Joya Griffith, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to De Joya Griffith, LLC’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended September 30, 2011 and 2010, and through June 4, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K other than on September 18, 2012 we filed a Form 8-K and disclosed that our board of directors determined, upon advice of management, that our financial statements and related disclosures included in our quarterly reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and our Form 10-K for the year ended September 30, 2011, (“Previously Issued Financial Statements”) should be restated because they contain errors as addressed in Financial Accounting Standards Board Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. Accordingly, the Previously Issued Financial Statements issued by us should not be relied upon. We intend to restate the Previously Issued Financial Statements to correct the errors by amending our Form 10-Qs for the periods ended March 31, 2011, June 30, 2011 and Form 10-K for the year ended September 30, 2011.  The foregoing matters were discussed with De Joya Griffith, LLC.

On June 24, 2013, we delivered a copy of this report to De Joya Griffith, LLC and De Joya Griffith, LLC issued its response agreeing with the foregoing which is attached as “Exhibit 16.1” to our Form 8-K filed with the Securities and Exchange Commission on July 1, 2013.

New independent registered public accounting firm

On June 4, 2013, we engaged Paula S. Morelli, CPA P.C., 21 Martha Street, Freeport, New York 11520, independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Paula S. Morelli, CPA P.C. on any accounting issues prior to engaging it as our new auditor.

During the two most recent fiscal years and through the date of engagement, we have not consulted with Paula S. Morelli, CPA P.C. regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that De Joya Griffith, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective.  Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 1, 2011.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of September 30, 2011.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION.

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of September 30, 2011 are as follows:

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position(s)

Daniel R. Furlong	65	president, principal accounting officer, principal
		executive officer, principal financial officer, secretary,
		treasurer and sole member of the board of directors

The business address for our sole officer/director is:  c/o AcroBoo, Inc., 3000 Bayport Drive, Suite 250, Tampa, Florida  33607.  Set forth below is a brief description of the background and business experience of our sole officer and director.

Background of officers and directors

Daniel R. Furlong, CEO/Director

Since our inception on June 14, 2010, Daniel R. Furlong has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors. Mr. Furlong currently serves as chief operations officer and director of Jagged Peak.  Prior to this Mr. Furlong was president and co-founder of Compass Marketing Services and Paradigm Communications.  In addition, Mr. Furlong was Vice President of Marketing for Dollar Rent-A-

Car of Florida - the largest Dollar Rent-A-Car franchise in the country.  During his tenure, business at the Florida division increased ten-fold. Mr. Furlong graduated from the University of Wyoming with both undergraduate and graduate degrees in accounting.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Furlong has not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or
	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or
ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Reason for Selection to Board of Directors

Mr. Furlong was appointed to our board of directors as a result of his business experience.

Conflicts of Interest

We believe that Mr. Furlong will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

In the event Mr. Furlong resigns as both an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review, Mr. Furlong failed to file a Form 3 which was due at the SEC on April 11, 2011 and has not filed the same as of the date of this report.

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

ITEM 11.               EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception (June 14, 2010) through September 30, 2011, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension Value
& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong	2011	0	0	0	0	0	0	0	0
President & Treasurer	2010	0	0	0	0	0	0	0	0

We have paid one employee salary of $54,730. We do not anticipate paying salaries for anyone other than this employee until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending September 30, 2011. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value
& Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

We do not pay to our directors any compensation for serving as a director on our board of directors.  We do not pay to our director or officer any salary or consulting fee.

Employment Agreements

We currently do not have employment agreements with our sole officer.  Our sole officer has agreed to take no salary until we can generate enough revenues to support salaries on a regular basis.   Our sole officer will not be compensated for services previously provided. He will receive no accrued remuneration.

Equity Incentive Plan

We have not adopted an equity incentive plan and no stock options or similar instruments have been granted to our sole officer.

Audit Committee Financial Expert

We do not have an audit committee financial expert nor do we have an audit committee established at this time.

Code of Ethics and Audit Financial Expert

We do not currently have a Code of Ethics.  We do not have an audit committee, nominating committee, or audit committee financial expert.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our sole officer/director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group, following the Distribution.  Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the U. S. Securities and Exchange Commission.  Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security.  The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60-days.  Under the U. S. Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.  Except as noted below, each person has sole voting and investment power.

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percentage of Class
Daniel R. Furlong (1)	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	289,008	17.79%
Executive Officers, Directors and others (as a group of 1)		289,008	17.79%
Paul Demirdjian and Primrose Demirdjian (2)	Shareholders	490,009	30.16%
Vince Fabrizzi (3)	Shareholders	289,008	17.79%

(1)	Mr. Furlong, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.
(2)	Mr. Demirdjian and Mrs. Demirdjian, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607. All shares are held jointly with Primrose Demirdjian.
(3)	Mr. Vince Fabrizzi, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE.

Daniel Furlong, our sole officer and director is a promoter.

We were incorporated as a wholly owned subsidiary corporation of Jagged Peak, Inc., a Nevada corporation and spun off to the shareholders of Jagged Peak, Inc.  On a prorata basis of 1 share of Acroboo, Inc. for each 10 shares of Jagged Peak, Inc.

Office space and related office expenses are provided without charge by Daniel Furlong, our sole officer and director.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  Mr. Furlong is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, Mr. Furlong may face a conflict in selecting between us and his other business interests.  We have not formulated a policy for the resolution of such conflicts.

ITEM 14.               PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

(1)          Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$20,000	Paula S. Morelli, CPA P.C.
2011	$58,850	De Joya Griffith & Company, LLC
2010	$6,250	De Joya Griffith & Company, LLC

$10,250 of the above listed audit fees were incurred and invoiced to Acroboo as of 09-30-2011. The remainder of the audit fees for the year 2011 was incurred in 2012 and 2013 as part of the correction of the financial statements for the periods ended 03-31-2011, 06-30-2011 and 09-30-2011.

(2)          Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$-	Paula S. Morelli, CPA P.C.
2011	$-	De Joya Griffith & Company, LLC
2010	$-	De Joya Griffith & Company, LLC

(3)          Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$-	Paula S. Morelli, CPA P.C.
2011	$-	De Joya Griffith & Company, LLC
2010	$-	De Joya Griffith & Company, LLC

(4)          All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$-	Paula S. Morelli, CPA P.C.
2011	$-	De Joya Griffith & Company, LLC
2010	$-	De Joya Griffith & Company, LLC

(5)          Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)          The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of August 2013.

ACROBOO, INC.
(the “Registrant”)

BY:	DANIEL R. FURLONG
Daniel R. Furlong
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DANIEL R. FURLONG	President, Principal Executive Officer,	August 30, 2013
Daniel R. Furlong	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X