Form 10-Q
period 2011-12-31
AcroBoo, Inc.
filed 2013-09-06
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of December 31, 2011, the registrant had 1,624,732 shares of its common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as at December 31, 2011 and September 30, 2011	3

	Statements of Operations for the three months ended December 31, 2011, the three months ended December 31, 2010 and from Inception (June 14, 2010) to December 31, 2011	4

	Statement of Changes in Stockholder’s Equity for the period from Inception (June 14, 2010) to December 31, 2011	5

	Statements of Cash Flows for the three months ended December 31, 2011, the three months ended December 31, 2010 and from Inception (June 14, 2010) to December 31, 2011	6

	Notes to Financial Statements	7 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

PART II OTHER INFORMATION

Item1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 6.	Exhibits.	20

Signatures		21

Exhibit Index		22

PART I.  FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2011 (Unaudited)	September 30, 2011 (Audited)

Assets

Current assets:
Cash and equivalents	$2,100	$2,330
Accounts receivable	25,200	21,620
Total current assets	27,300	23,950
Total assets	27,300	23,950

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	151,480	34,620
Accounts payable and other current liabilities	11,100	-
Total current liabilities	162,580	34,620
Total liabilities	162,580	34,620

Stockholders’ deficit:

Common stock, $.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at December 31, 2011 and September 30, 2011	1,625	1,625
Additional paid-in capital	130,600	95,610
Deficit accumulated during development stage	(267,505)	(107,905)

Total stockholders’ equity	(135,280)	(10,670)
Total liabilities and stockholders’ equity	$27,300	$23,950

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
 Statements of Operations
(Unaudited)

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	Inception (June 14, 2010) to December 31, 2011

Revenue	$10,200	$-	$107,410

Cost of Sales	5,300	-	51,955
Gross margin	4,900	-	55,455

Expenses:
Organizational costs	-	-	-
Marketing and sales	34,500	-	64,330
Salaries	79,800	-	134,530
Contract labor	33,500	-	80,960
General and administrative	16,700	-	43,140
Total expenses	164,500	-	322,960

Net loss	$(159,600)	$-	$(267,505)

Weighted average number of common shares outstanding - basic	1,624,732	-	1,037,158

Net loss per share - basic	$(0.10)	$(0.00)	$(0.26)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
December 31, 2011 and 2010
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625

Contributed Capital	-	-	92,535	-	92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Contributed Capital	-	-	34,990	-	34,990

Net loss for the period	-	-	-	(159,600)	(159,600)

Balance, December 31, 2011	1,624,732	$1,625	$130,600	$(267,505)	$(135,280)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	Inception (June 14, 2010) to December 31, 2011

Cash flows from operating activities
Net loss	$(159,600)	$-	$(267,505)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts receivable	(3,580)	-	(25,180)
(Increase) decrease in accounts payable and other current liabilities	11,100	(1,500)	11,100
Net cash used by operating activities	(152,080)	(1,500)	(281,585)

Cash flows from financing activities
Advances from related party	116,860	-	151,460
Contributed capital	34,990	1,500	132,225
Net cash provided by financing activities	151,850	1,500	283,685

Net increase (decrease) in cash	(230)	-	2,100

Cash, beginning of period	2,330	-	-

Cash, end of period	$2,100	$-	$2,100

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders		-	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements filed therewith along with the amended S-1 registration statement.  Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.   The Company is a development stage company, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $267,505. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies are listed below.

Basis of Accounting
The basis is United States generally accepted accounting principles.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

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

Advertising
Advertising costs are expensed when incurred.  The Company incurred $34,500, $0 and $64,330 of sales and marketing expenses, including advertising, for the three months ended December 31, 2011 and 2010 and from inception (June 14, 2010) to December 31, 2011, respectively.

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

The income tax provision for the three months ended December 31, 2011 and 2010 and from inception (June 14, 2010) to December 31, 2011.

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	From Inception (June 14, 2010) to December 31,2011
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$107,905	$-	$-
Loss for the period	$159,600	$-	$267,505
Net loss carryforward	267,505	-	267,505

Less valuation allowance	(267,505)	-	(267,505)

Total net deferred tax assets	-	-	-

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

The company had the following deferred income tax assets as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Net deferred tax asset	267,505	107,905

Less: Valuation allowance	(267,505)	(107,905)
Total net deferred tax asset	-	-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2011 and September 30, 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.

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

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

Recent Accounting Pronouncements
The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

On December 30, 2011, the parent company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $34,990 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

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

As of December 31, 2011, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.  Due to insufficient sources of funds, Jagged Peak contributed approximately $34,990 and $0 during the three months ended December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 AcroBoo had an outstanding balance payable to Jagged Peak of $151,480.  Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

NOTE 6 - SUBSEQUENT EVENT

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

The income tax provision for the three months ended December 31, 2011 and 2010 and from inception (June 14, 2010) to December 31, 2011.

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	From Inception (June 14, 2010) to December 31,2011
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$107,905	$-	$-
Loss for the period	$159,600	$-	$267,505
Net loss carryforward	267,505	-	267,505

Less valuation allowance	(267,505)	-	(267,505)

Total net deferred tax assets	-	-	-

The company had the following deferred income tax assets as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Net deferred tax asset	267,505	107,905

Less: Valuation allowance	(267,505)	(107,905)
Total net deferred tax asset	-	-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2011 and September 30, 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.

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

Results of Operations for the three months ended December 31, 2011 and December 31, 2010 and from Inception (June 14, 2010) to December 31, 2011

For the three months ended December 31, 2011 and from inception (June 14, 2010) to December 31, 2011, we earned revenues of $10,200 and $107,410, respectively, primarily from sale of merchandise on our websites. Costs of revenue during these same periods were approximately $5,300 and  $51,955, respectively. Costs of sales primarily consisted of product purchased for re-sale on our websites.

For the three months ended December 31, 2011 and from inception (June 14, 2010) to December 31, 2011, we incurred marketing and sales costs of $34,500 and $64,330, respectively and salaries of $79,800 and $134,530, respectively. Contract labor costs for the three months ended December 31, 2011 and from inception (June 14, 2010) to December 31, 2011 were $33,500 and $80,960, respectively.  For the three months ended December 31, 2011, and during the period from inception (June 14, 2010) to December 31, 2011, we incurred General and Administrative costs of $16,700 and $43,140, respectively.

For the three months ended December 31, 2010, revenues, costs of sales, and expenses were $0.

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

For the three months ended December 31, 2011 and from inception (June 14, 2010) to December 31, 2011, we earned revenues of $10,200 and $107,410, respectively, primarily from sale of merchandise on our websites. Costs of revenue during these same periods were approximately $5,300 and  $51,955, respectively. Costs of sales primarily consisted of product purchased for re-sale on our websites.

For the three months ended December 31, 2011 and from inception (June 14, 2010) to December 31, 2011, we incurred marketing and sales costs of $34,500 and $64,330, respectively and salaries of $79,800 and $134,530, respectively. Contract labor costs for the three months ended December 31, 2011 and from inception (June 14, 2010) to December 31, 2011 were $33,500 and $80,960, respectively.  For the three month ended December 31, 2011, and during the period from inception (June 14, 2010) to December 31, 2011, we incurred General and Administrative costs of $16,700 and $43,140, respectively.

As of December 31, 2011, we have accumulated operating losses of approximately $267,505 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Significant changes in the number of employees

As of September 30, 2011, we had one employee.  We are dependent upon our sole officer for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects $2,100 in cash and $25,200 in accounts receivable.  As of December 31, 2011 the liabilities on our balance sheet are $11,100 of accounts payable and $151,480 payable to a related party.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. We have relied on contributed capital to fund our operations. Contributed capital as of December 31, 2011 was $130,600.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended December 31, 2011.  We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of December 31, 2011.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 9, 2010, we filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission (“SEC”).  The registration statement was declared  effective by the SEC on April 7, 2011.  Jagged Peak (the former parent corporation) shareholders received one (1) share of our common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011, the record date, for a total of 1,624,732 shares of common stock issued and outstanding.

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect.	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect.	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of September, 2013.

ACROBOO, INC.
(the “Registrant”)

By:	DANIEL R. FURLONG
Daniel R. Furlong
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect.	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect.	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X