Form 10-Q
period 2012-03-31
AcroBoo, Inc.
filed 2013-09-30
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of March 31, 2012, the registrant had 1,624,732 shares of its common stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2012 (Unaudited)	September 30, 2011 (Audited)

Assets

Current assets:
Cash and equivalents	$4,900	$2,330
Accounts receivable	17,200	21,620
Total current assets	22,100	23,950
Total assets	22,100	23,950

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	241,000	34,620
Accounts payable and other current liabilities	580	-
Total current liabilities	241,580	34,620
Total liabilities	241,580	34,620

Stockholders’ deficit:

Common stock, $.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at March 31,2012 and September 30, 2011	1,625	1,625
Additional paid-in capital	130,600	95,610
Deficit accumulated during development stage	(351,705)	(107,905)

Total stockholders’ equity	(219,480)	(10,670)
Total liabilities and stockholders’ equity	$22,100	$23,950

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011	For the six months ended March 31, 2012	For the six months ended March 31, 2011	Inception (June 14, 2010) to March 31, 2012

Revenue	$6,200	$13,990	$16,400	$13,990	$113,610

Cost of Sales	3,700	9,020	9,000	9,020	55,655
Gross margin	2,500	4,970	7,400	4,970	57,955

Expenses:
Marketing and sales	19,700	12,640	54,200	12,640	84,030
Salaries	54,700	15,000	134,500	15,000	189,230
Contract labor	7,200	-	40,700	-	88,160
General and administrative	5,100	10,640	21,800	10,640	48,240
Total expenses	86,700	38,280	251,200	38,280	409,660

Net loss	$(84,200)	$(33,310)	$(243,800)	$(33,310)	$(351,705)

Weighted average number of common shares outstanding - basic	1,624,732	-	1,624,732	-	1,442,228

Net loss per share - basic	$(0.05)	$-	$(0.15)	$-	$(0.24)

F-2

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the period from Inception (June 14, 2010) to March 31, 2012
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625

Contributed Capital	-	-	92,535	-	92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Contributed Capital	-	-	34,990	-	34,990

Net loss for the period	-	-	-	(243,800)	(243,800)

Balance, March 31, 2012	1,624,732	$1,625	$130,600	$(351,705)	$(219,480)

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended March 31, 2012	For the six months ended March 31, 2011	Inception (June 14, 2010) to March 31, 2012

Cash flows from operating activities
Net loss	$(243,800)	$(33,310)	$(351,705)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in accounts receivable	4,420	(2,990)	(17,180)
Decrease in accounts payable and other current liabilities	580	-	580
Net cash used by operating activities	(238,800)	(36,300)	(368,305)

Cash flows from financing activities
Increase (decrease) in advances from related party	206,380	(2,150)	240,980
Increase in contributed capital	34,990	41,430	132,225
Net cash provided by financing activities	241,370	39,280	373,205

Net increase (decrease) in cash	2,570	2,980	4,900

Cash, beginning of period	2,330	-	-

Cash, end of period	$4,900	$2,980	$4,900

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	-	1,625

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements filed therewith along with the amended S-1 registration statement.  Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.   The Company is a development stage company, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $351,705. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
March 31, 2012
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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $19,700, $54,200 and $84,030 of sales and marketing expenses, including advertising, for the three months and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012, respectively.  For the three and six months ended March 31, 2011, sales and marketing expenses, including advertising were $12,640.

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

The income tax provision for the three months and six months ended March 31, 2012 and 2011 and from inception (June 14, 2010) to March 31, 2012 was as follows:

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

	For the six months ended March 31, 2012	For the six months ended March 31, 2011	From Inception (June 14, 2010) to March 31, 2012
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$107,905	$4,570	$-
Loss for the period	$243,800	$33,310	$351,705
Net loss carryforward	351,705	37,880	351,705

Less valuation allowance	(351,705)	(37,880)	(351,705)
Total net deferred tax assets	-	-	-

The company had the following deferred income tax assets as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Net deferred tax assets	351,705	107,905
Less: Valuation allowance	(351,705)	(107,905)
Total net deferred tax assets	-	-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2012 and September 30, 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

On February 25, 2011, the former parent company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $41,425 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

On April 29, 2011, the former parent Company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $20,500 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

On May 27, 2011, the former parent Company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $19,060 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
(Unaudited)

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) continued

On September 30, 2011, the former parent company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $10,050 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

On December 30, 2011, the former parent company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $34,990 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

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

As of March 31, 2012, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.  Due to insufficient sources of funds, Jagged Peak contributed approximately $34,990 and $41,430 during the six months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012 and September 30, 2011 AcroBoo had an outstanding balance payable to Jagged Peak of  $241,000 and $34,620, respectively.  Included in the balance payable to Jagged Peak is $64,500 of labor costs charged by Jagged Peak to Acroboo for work performed by Jagged Peak on behalf of Acroboo during the six-months ended March 31, 2012. These costs are included in Salaries on Acroboo’s financial statements. Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in “Financial Statements”, included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Income Taxes

The income tax provision for the three months and six months ended March 31, 2012 and 2011 and from inception (June 14, 2010) to March 31, 2012 was as follows:

	For the six months ended March 31, 2012	For the six months ended March 31, 2011	From Inception (June 14, 2010) to March 31, 2012
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$107,905	$4,570	$-
Loss for the period	$243,800	$33,310	$351,705
Net loss carryforward	351,705	37,880	351,705

Less valuation allowance	(351,705)	(37,880)	(351,705)
Total net deferred tax assets	-	-	-

The company had the following deferred income tax assets as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Net deferred tax assets	351,705	107,905

Less: Valuation allowance	(351,705)	(107,905)
Total net deferred tax assets	-	-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2012 and September 30, 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.

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

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•	Etailers such as Amazon, ebay and GSI and Sure SourceInternal development efforts by corporate information technology companies.

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

Results of Operations for the three and six months ended March 31, 2012

For the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012, we earned revenues of $6,200, $16,400 and $113,610, respectively.  Revenues for the three and six month periods ended March 31, 2011 were $13,990. Revenues were earned primarily from sale of merchandise on our websites. Costs of sales for the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012 were approximately $3,700, $9,020 and $55,655, respectively. Cost of sales for the three and six month periods ended March 31, 2011 were $9,020. Costs of sales primarily consisted of product purchased for re-sale on our websites.

For the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012, we incurred marketing and sales costs of $19,700, $54,200 and $84,030, respectively and salaries of $54,700, $134,500 and $189,230, respectively.  For the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012, we incurred contract labor costs of $7,200, $40,700 and $88,160, respectively.  For the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012, we incurred general and administrative costs of $5,100, $21,800 and $48,240, respectively.

For the three and six months ended March 31, 2011 we incurred marketing and sales costs of $12,640 and salaries of $15,000.  For the three and six months ended March 31, 2011 we incurred general and administrative costs of $10,640.

Going Concern

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

For the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012, we earned revenues of $6,200, $16,400 and $113,610, respectively.  Revenues for the three and six month periods ended March 31, 2011 were $13,990. Revenues were earned primarily from sale of merchandise on our websites. Costs of sales for the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012 were approximately $3,700, $9,020 and $55,655, respectively. Cost of sales for the three and six month periods ended March 31, 2011 were $9,020. Costs of sales primarily consisted of product purchased for re-sale on our websites.

For the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012, we incurred marketing and sales costs of $19,700, $54,200 and $84,030, respectively and salaries of $54,700, $134,500 and $189,230, respectively.  For the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012, we incurred contract labor costs of $7,200, $40,700 and $88,160, respectively.  For the three and six months ended March 31, 2012 and from inception (June 14, 2010) to March 31, 2012, we incurred general and administrative costs of $5,100, $21,800 and $48,240, respectively.

For the three and six months ended March 31, 2011 we incurred marketing and sales costs of $12,640 and salaries of $15,000.  For the three and six months ended March 31, 2011 we incurred general and administrative costs of $10,640.

As of March 31, 2012, we have accumulated operating losses of approximately $351,705 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Employee

As of March 31, 2012, we have one employee.  We are dependent upon our sole officer for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012 reflects $4,900 in cash and $17,200 in accounts receivable.  As March 31, 2012 we had liabilities of $241,000 due to related party and $580 of accounts payable.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. We have relied on contributed capital to fund our operations. Contributed capital as of March 31, 2012 was $130,600.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended March 31, 2012.  We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of March 31, 2012.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of September, 2013.

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