Form 10-Q
period 2012-06-30
AcroBoo, Inc.
filed 2013-10-11
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of June 30, 2012, the registrant had 1,624,732 shares of its common stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2012 (Unaudited)	September 30, 2011 (Audited)

Assets

Current assets:
Cash and equivalents	$7,700	$2,330
Accounts receivable	-	21,620
Total current assets	7,700	23,950
Total assets	7,700	23,950

Liabilities and Stockholders’ Deficit

Current liabilities:
Payable to related party	227,100	34,620
Accounts payable and other current liabilities	7,480	-
Total current liabilities	234,580	34,620
Total liabilities	234,580	34,620

Stockholders’ deficit:

Common stock, $.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at June 30, 2012 and September 30, 2011	1,625	1,625
Additional paid-in capital	130,600	95,610
Deficit accumulated during development stage	(359,105)	(107,905)

Total stockholders’ equity	(226,880)	(10,670)
Total liabilities and stockholders’ equity	$7,700	$23,950

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011	Inception (June 14, 2010) to June 30, 2012

Revenue	$8,300	$33,560	$24,700	$47,550	$121,910

Cost of Sales	900	27,000	9,900	36,020	56,555
Gross margin	7,400	6,560	14,800	11,530	65,355

Expenses:
Marketing and sales	200	10,120	54,400	22,760	84,230
Salaries	10,600	19,040	145,100	33,910	199,830
Contract labor	2,900	25,750	43,600	25,750	91,060
General and administrative	1,100	7,810	22,900	18,565	49,340
Total expenses	14,800	62,720	266,000	100,985	424,460

Net loss	$(7,400)	$(56,160)	$(251,200)	$(89,455)	$(359,105)

Weighted average number of common shares outstanding - basic	1,624,732	884,576	1,624,732	294,859	1,624,732

Net loss per share – basic	$(0.00)	$(0.06)	$(0.15)	$(0.30)	$(0.22)

F-2

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the period from Inception (June 14, 2010) to June 30, 2012
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625

Contributed Capital	-	-	92,535	-	92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Contributed Capital	-	-	34,990	-	34,990

Net loss for the period	-	-	-	(251,200)	(251,200)

Balance, June 30, 2012	1,624,732	$1,625	$130,600	$(359,105)	$(226,880)

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011	Inception (June 14, 2010) to June 30, 2012

Cash flows from operating activities
Net loss	$(251,200)	$(89,455)	$(359,105)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in accounts receivable	21,620	(8,390)	-
Increase in accounts payable and other current liabilities	7,480	-	7,480
Net cash used by operating activities	(222,100)	(97,845)	(351,625)

Cash flows from financing activities
Increase in payable to related party	192,480	19,640	227,100
Increase in contributed capital	34,990	80,985	132,225
Net cash provided by financing activities	227,470	100,625	359, 325

Net increase (decrease) in cash	5,370	2,780	7,700

Cash, beginning of period	2,330	-	-

Cash, end of period	$7,700	$2,780	$7,700

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	1,625	1,625

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2010 audited financial statements filed therewith along with the amended S-1 registration statement.  Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.   The Company is a development stage company, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $359,105. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $200, $54,400 and $84,230 of sales and marketing expenses, including advertising, for the three months and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012, respectively.  For the three and nine months ended June 30, 2011, sales and marketing expenses, including advertising were $10,120 and $22,760.

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

The income tax provision for the three months and nine months ended June 30, 2012 and 2011 and from inception (June 14, 2010) to June 30, 2012 was as follows:

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011	From Inception (June 14, 2010) to June 30, 2012
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$107,905	$4,570	$-
Loss for the period	$251,200	$246,630	$359,105
Net loss carryforward	359,105	251,200	359,105

Less valuation allowance	(359,105)	(251,200)	(359,105)

Total net deferred tax assets	$-	$-	$-

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

The company had the following deferred income tax assets as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Net deferred tax assets	$359,105	107,905

Less: Valuation allowance	(359,105)	(107,905)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2012 and September 30, 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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

As of June 30, 2012, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.  Due to insufficient sources of funds, Jagged Peak contributed approximately $34,990 and $49,610 during the nine months ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012 and September 30, 2011 AcroBoo had an outstanding balance payable to Jagged Peak of $227,100 and $34,620, respectively.  Included in the balance payable to Jagged Peak is $64,500 of labor costs charged by Jagged Peak to Acroboo for work performed by Jagged Peak on behalf of Acroboo during the six-months ended March 31, 2012. These costs are included in Salaries on Acroboo’s financial statements.  Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

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

The Company has no cash assets and no current liabilities as of September 30, 2011.  The relevant accounting policies are listed below.

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

The income tax provision for the three months and nine months ended June 30, 2012 and 2011 and from inception (June 14, 2010) to June 30, 2012 was as follows:

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011	From Inception (June 14, 2010) to June 30, 2012
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$107,905	$4,570	$-
Loss for the period	$251,200	$246,630	$359,105
Net loss carryforward	359,105	251,200	359,105

Less valuation allowance	(359,105)	(251,200)	(359,105)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Net deferred tax assets	$359,105	107,905

Less: Valuation allowance	(359,105)	(107,905)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2012 and September 30, 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.

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

Results of Operations for the three months ended June 30, 2012

For the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012, we earned revenues of $8,300, $24,700 and $121,910, respectively.  Revenues for the three and nine month periods ended June 30, 2011 were $33,560 and $47,550, respectively. Revenues were earned primarily from sale of merchandise on our websites. Costs of sales for the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012 were approximately $900, $9,900 and $55,655, respectively. Cost of sales for the three and nine month periods ended June 30, 2011 were $27,000 and 36,020, respectively. Costs of sales primarily consisted of product purchased for re-sale on our websites.

For the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012, we incurred marketing and sales costs of $200, $54,400 and $84,230, respectively and salaries of $10,600, $145,100 and $199,830, respectively.  For the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012, we incurred contract labor costs of $2,900, $43,600 and $91,060, respectively.  For the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012, we incurred general and administrative costs of $1,100, $22,900 and $49,340, respectively.

For the three and nine months ended June 30, 2011 we incurred marketing and sales costs of $10,120 and $22,760, respectively. During these same periods, we incurred salaries of $19,040 and $33,910, respectively. Contract labor during these periods was $25,750. For the three and nine months ended June 30, 2011 we incurred general and administrative costs of $7,810 and $18,565, respectively.

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

For the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012, we earned revenues of $8,300, $24,700 and $121,910, respectively.  Revenues for the three and nine month periods ended June 30, 2011 were $33,560 and $47,550, respectively. Revenues were earned primarily from sale of merchandise on our websites. Costs of sales for the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012 were approximately $900, $9,900 and $55,655, respectively. Cost of sales for the three and nine month periods ended June 30, 2011 were $27,000 and 36,020, respectively. Costs of sales primarily consisted of product purchased for re-sale on our websites.

For the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012, we incurred marketing and sales costs of $200, $54,400 and $84,230, respectively and salaries of $10,600, $145,100 and $199,830, respectively.  For the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012, we incurred contract labor costs of $2,900, $43,600 and $91,060, respectively.  For the three and nine months ended June 30, 2012 and from inception (June 14, 2010) to June 30, 2012, we incurred general and administrative costs of $1,100, $22,900 and $49,340, respectively.

For the three and nine months ended June 30, 2011 we incurred marketing and sales costs of $10,120 and $22,760, respectively. During these same periods, we incurred salaries of $19,040 and $33,910, respectively. Contract labor during these periods was $25,750. For the three and nine months ended June 30, 2011 we incurred general and administrative costs of $7,810 and $18,565, respectively.

As of June 30, 2012, we have accumulated operating losses of approximately $359,105 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Employee

As of June 30, 2012, we have one employee.  We are dependent upon Mr. Furlong for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012 reflects $7,700 in cash and $0 in accounts receivable.  As June 30, 2012 we had liabilities of $227,100 due to related party and $7,480 of accounts payable.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. We have relied on contributed capital to fund our operations. Contributed capital as of June 30, 2012 was $130,600.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended June 30, 2012.  We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of June 30, 2012.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of October, 2013.

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