Form 10-K
period 2012-09-30
AcroBoo, Inc.
filed 2013-10-31
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

Commission file number: 000-54349

ACROBOO, INC.
(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	27-3074682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of September 30, 2012, 1,624,732 shares of its ($0.001 par value) common stock were issued and outstanding.

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

At September 30, 2012, there was no public trading market for our common stock.  We were in the process of developing a public trading market.  There can be no assurance that a public trading market will develop at that time or be sustained in the future.  Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this filing, including the many risks associated with an investment in our company, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Holders

As of September 30, 2012 there were 80 holders of record for our common stock.  There were a total of 1,642,732 shares of common stock outstanding.

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

Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitations due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

The income tax provision for the year ended September 30, 2012, from inception (June 14, 2010) to September 30, 2011 and from inception (June 14, 2010) to September 30, 2012 was as follows:

	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2011	Inception (June 14, 2010) to September 30, 2012
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$107,905	$4,575	$-
Loss for the period	288,900	103,330	396,805
Net loss carryforward	$396,805	$107,905	$396,805

Less valuation allowance	$(396,805)	$(107,905)	$(396,805)
Total net deferred tax assets	-	-	-

The company had deferred income tax assets for the year ended September 30, 2012, from inception (June 14, 2010) to September 30, 2011 and from inception (June 14, 2010) to September 30, 2012 as follows:

	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2011	Inception (June 14, 2010) to September 30, 2012
Net deferred tax asset	$396,805	$107,905	$396,805
Less: Valuation allowance	(396,805)	(107,905)	(396,805)
Net deferred tax asset	$-	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2011 and September 30, 2012 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.  The potential tax benefits arising from these loss carryforwards expire beginning in 2025.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2012, the capitalization of Acroboo on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

September 30, 2012 Actual

Common stock, $.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at September 30, 2012	1,625
Additional paid-in capital	167,080
Deficit accumulated during development stage	(396,805)

Total stockholders’ deficit	$(228,100)

Results of Operations for the years ended September 30, 2012 and September 30, 2012, and from inception (June 14, 2010) to September 30, 2012

For the years ended September 30, 2012, September 30, 2011, and from our inception on June 14, 2010 through September 30, 2012, we earned revenues of approximately $29,000, $97,210 and $126,210, respectively, primarily from website-related services including website development, consulting and marketing and sale of merchandise on our websites.

Costs of revenue during these same periods were approximately $10,500, $46,655 and $57,155, respectively. Costs of sales primarily consisted of costs related to website-related services and product purchased for re-sale on our websites.

For the years ended September 30, 2012, September 30, 2011, and from our inception on June 14, 2010 through September 30, 2012, we incurred marketing and sales costs of $54,500 and $84,330, respectively.

For the years ended September 30, 2012, September 30, 2011, and from our inception on June 14, 2010 through September 30, 2012, we incurred salaries of $181,100, $54,730 and $235,830, respectively.

For the years ended September 30, 2012, September 30, 2011, and from our inception on June 14, 2010 through September 30, 2012, we incurred contract labor of $45,500, $47,460, $92,960.

For the years ended September 30, 2012, September 30, 2011, and from our inception on June 14, 2010 through September 30, 2012, we incurred general and administrative cost of $26,300, $21,865, and $52,740, respectively.

In our September 30, 2011 and 2012 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of September 30, 2012, we have accumulated operating losses of approximately $396,805 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance our operating and capital requirements.  Amounts raised will be used for further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While we are putting forth our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Significant changes in the number of employees

As of September 30, 2012, we had one employee.  We are dependent upon our sole officer and a director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of approximately $600. The two primary sources of cash are revenues and capital contributed from the related party, Jagged Peak.

As of September 30, 2012, we had accounts receivable of approximately $0. Approximately 100% of this balance due is from one customer.

Our only liability is accrued expenses of $ $282,700 due to the related party, Jagged Peak. Included in the balance payable to Jagged Peak is $64,500 of labor costs charged by Jagged Peak to Acroboo for work performed by Jagged Peak on behalf of Acroboo during the six-months ended March 31, 2012. These costs are included in Salaries on Acroboo’s financial statements.

Our operations utilized approximately $267,280 of cash. This was funded primarily by the capital contributed by the related party, Jagged Peak. Cash contributed from the related party was from the related party was $265,550 as of September 30, 2012.

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

As a result of our current cash status, no officer or director received compensation through the fiscal year ended September 30, 2012. We have no employment agreements in place with our officers.

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

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements
AcroBoo, Inc.
(A Development Stage Company)
For the Fiscal Years Ended September 30, 2012 and 2011
Report of Independent Registered Public Accounting Firm

PAULA S. MORELLI, CPA P.C.
21 MARTHA STREET
FREEPORT, NY  11520
(516) 378-4258

REPORT OF INDEPENDENT REGISTERED AUDITOR

To the Board of Directors and Stockholder of
AcroBoo Inc.

I have audited the accompanying balance sheet of AcrBoo Inc, (the Company”) as of September 30, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the period from June 14, 2010 (inception) to September 30, 2012 for the purpose of expressing an opinion thereon. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcroBoo Inc. as of September 30, 2012 and for the period June 14, 2010 (inception) to September 30, 2012  in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding this situation are also discussed in Note 2 .The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paula S. Morelli, CPA
Paula S. Morelli, CPA P.C.
Freeport, New York
October 25, 2013

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets
(Audited)

	September 30, 2012	September 30, 2011

Assets

Current assets:
Cash and equivalents	$600	$2,330
Accounts receivable	-	21,620
Total current assets	600	23,950
Total assets	600	23,950

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	228,700	34,620
Accounts payable and other current liabilities	-	-
Total current liabilities	228,700	34,620
Total liabilities	228,700	34,620

Stockholders’ deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at September 30, 2012 and at September 30, 2011	1,625	1,625
Additional paid-in capital	167,080	95,610
Deficit accumulated during development stage	(396,805)	(107,905)

Total stockholders’ equity	(228,100)	(10,670)
Total liabilities and stockholders’ equity	$600	$23,950

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
 Statements of Operations
(Audited)

	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2011	Inception (June 14, 2010) to September 30, 2012

Revenue	$29,000	$97,210	$126,210

Cost of Sales	10,500	46,655	57,155
Gross margin	18,500	50,555	69,055

Expenses:
Marketing and sales	54,500	29,830	84,330
Salaries	181,100	54,730	235,830
Contract labor	45,500	47,460	92,960
General and administrative	26,300	21,865	52,740
Total expenses	307,400	153,885	465,860

Net loss	$(288,900)	$(103,330)	$(396,805)

Weighted average number of common shares outstanding - basic	1,624,732	848,471	1,624,732

Net loss per share - basic	$(0.18)	$(0.12)	$(0.24)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
Inception (June 14, 2010) to September 30, 2012
(Audited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625

Additional paid in capital	-	-	92,535	-	92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470	-	71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2011	Inception (June 14, 2010) to September 30, 2012

Cash flows from operating activities
Net loss	$(288,900)	$(103,330)	$(396,805)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease (increase) in accounts receivable	21,620	(21,600)	-
Net cash used by operating activities	(267,280)	(124,930)	(396,805)

Cash flows from financing activities
Increase in advances from related party	194,080	34,600	228,700
Increase in contributed capital	71,470	92,660	168,705
Net cash provided by financing activities	265,550	127,260	397,405

Net increase (decrease) in cash	(1,730)	2,330	600

Cash, beginning of period	2,330	-	-

Cash, end of period	$600	$2,330	$600

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders		1,625	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2012

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit since inception of $396,805.  The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.  Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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
September 30, 2012

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

Advertising

Advertising costs are expensed when incurred. The Company incurred approximately $54,500 and $84,330 of sales and marketing expenses, including advertising, for the year ended September 30, 2012 and during the period from inception (June 14, 2010) to September 30, 2012, respectively.

Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitations due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

The income tax provision for the year ended September 30, 2012, from inception (June 14, 2010) to September 30, 2011 and from inception (June 14, 2010) to September 30, 2012 was as follows:

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2012

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES continued

	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2011	Inception (June 14, 2010) to September 30, 2012
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$107,905	$4,575	$-
Loss for the period	288,900	103,330	396,805
Net loss carryforward	$396,805	$107,905	$396,805

Less valuation allowance	$(396,805)	$(107,905)	$(396,805)
Total net deferred tax assets	-	-	-

The company had deferred income tax assets for the year ended September 30, 2012, from inception (June 14, 2010) to September 30, 2011 and from inception (June 14, 2010) to September 30, 2012 as follows:

	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2011	Inception (June 14, 2010) to September 30, 2012
Net deferred tax asset	$396,805	$107,905	$396,805
Less: Valuation allowance	(396,805)	(107,905)	(396,805)
Net deferred tax asset	$-	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2011 and September 30, 2012 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.  The potential tax benefits arising from these loss carryforwards expire beginning in 2025.

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

Year end
The Company’s fiscal year-end is September 30.

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2012

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES continued

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.  1,624,732 shares were issued and outstanding as of September 30, 2011 and September 30, 2012.

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

On February 25, 2011, the parent company (Jagged Peak, Inc.) of AcroBoo,Inc. contributed capital of $41,425 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

On April 29, 2011, the parent Company (Jagged Peak, Inc.) of AcroBoo,Inc. contributed capital of $20,500 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

On May 27, 2011, the parent Company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $19,060 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2012

NOTE 4 - STOCKHOLDERS’ DEFICIT continued

On September 30, 2011, the parent company (Jagged Peak, Inc.) of AcroBoo, Inc. contributed capital of $10,050 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

Between July 1, 2012 and September 30, 2012, a director of the Company contributed capital of $36,480 for salaries and commissions. Such contribution is not expected to be repaid.

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

As of September 30, 2012, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.  Due to insufficient sources of funds, Jagged Peak contributed approximately $71,470 during the year ended September 30, 2012. As of September 30, 2012 AcroBoo had an outstanding balance payable to Jagged Peak of $228,700.  Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

NOTE 6 - SUBSEQUENT EVENTS

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

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

On June 24, 2013, we delivered a copy of this report to De Joya Griffith, LLC and De Joya Griffith, LLC issued its response agreeing with the foregoing which is attached hereto as “Exhibit 16.1”.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of September 30, 2012 are as follows:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review , Mr. Furlong failed to file a Form 3 which was due at the SEC on April 11, 2011 and has not filed the same as of the date of this report.

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

ITEM 11.           EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from during the fiscal years ended September 30, 2012 and September 30, 2011, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension Value
& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong	2012	0	0	0	0	0	0	0	0
President &	2011	0	0	0	0	0	0	0	0
Treasurer

We have paid one employee salary and commissions of approximately $103,000. We do not anticipate paying salaries for anyone other than this employee until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending September 30, 2012. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person can be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS’ INDEPENDENCE.

Daniel Furlong, our sole officer and director is a promoter.

We were incorporated as a wholly owned subsidiary corporation of Jagged Peak, Inc., a Nevada corporation and spun off to the shareholders of Jagged Peak, Inc.  On a pro-rata basis of 1 share of Acroboo, Inc. for each 10 shares of Jagged Peak, Inc.

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

ITEM 14.           PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

(1)       Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$9,500	Paula S. Morelli, CPA P.C.
2012	$14,700	De Joya Griffith & Company, LLC
2011	$9,500	Paula S. Morelli, CPA P.C.
2011	$58,850	De Joya Griffith & Company, LLC

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

(2)       Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$-	Paula S. Morelli, CPA P.C.
2012	$-	De Joya Griffith & Company, LLC
2011	$-	De Joya Griffith & Company, LLC

(3)       Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$375	Jay M. Needelman, CPA
2011	$750	Jay M. Needelman, CPA

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of October, 2013.

ACROBOO, INC.
(the “Registrant”)

BY:	DANIEL R. FURLONG
Daniel R. Furlong
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DANIEL R. FURLONG	President, Principal Executive Officer,	October 30, 2013
Daniel R. Furlong	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X