Form 10-Q
period 2012-12-31
AcroBoo, Inc.
filed 2013-11-15
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of December 31, 2012, the registrant had 1,624,732 shares of its common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as at December 31, 2012 and September 30, 2012	3

	Statements of Operations for the three months ended December 31, 2012, the three months ended December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012	4

	Statements of Changes in Stockholders’ Equity for the period from Inception (June 14, 2010) to December 31, 2012	5

	Statements of Cash Flows for the three months ended December 31, 2012, the three months ended December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	21

PART II OTHER INFORMATION

Item1A.	Risk Factors.	21

Item 6.	Exhibits.	21

Signatures		22

Exhibit Index		23

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2012 (Unaudited)	September 30, 2012 (Audited)

Assets

Current assets:
Cash and equivalents	$3,100	$600
Total current assets	3,100	600
Total assets	3,100	600

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	243,200	228,700
Accounts payable and other current liabilities	2,000	-
Total current liabilities	245,200	228,700
Total liabilities	245,200	228,700

Stockholders’ deficit:

Common stock, $.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at December 31, 2012 and September 30, 2012	1,625	1,625
Additional paid-in capital	204,080	167,080
Deficit accumulated during development stage	(447,805)	(396,805)

Total stockholders’ equity	(242,100)	(228,100)
Total liabilities and stockholders’ equity	$3,100	$600

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended December 31, 2012	For the three months ended December 31, 2011	Inception (June 14, 2010) to December 31, 2012

Revenue	$1,400	$10,200	$127,610

Cost of Sales	2,700	5,300	59,855
Gross margin	(1,300)	4,900	67,755

Expenses:
Marketing and sales	1,200	34,500	85,530
Salaries	12,800	79,800	248,630
Contract labor	18,800	33,500	111,760
General and administrative	16,900	16,700	69,640
Total expenses	49,700	164,500	515,560

Net loss	$(51,000)	$(159,600)	$(447,805)

Weighted average number of common shares outstanding – basic	1,624,732	1,624,732	1,624,732

Net loss per share - basic	$(0.03)	$(0.10)	$(0.28)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the period from Inception (June 14, 2010) to December 31, 2012
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625
				-
Additional paid in capital	-	-	92,535		92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470	-	71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	37,000	-	37,000

Net loss for the period	-	-	-	(51,000)	(51,000)

Balance, December 31, 2012	1,624,732	$1,625	$204,080	$(447,805)	$(242,100)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended December 31, 2012	For the three months ended December 31, 2011	Inception (June 14, 2010) to December 31, 2012

Cash flows from operating activities
Net loss	$(51,000)	$(159,600)	$(447,805)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in accounts receivable	-	(3,580)	(20)
Increase in accounts payable and other current liabilities	2,000	11,100	2,000
Net cash used by operating activities	(49,000)	(152,080)	(445,825)

Cash flows from financing activities
Increase in payable to related party	14,500	116,860	243,220
Increase in contributed capital	37,000	34,990	205,705
Net cash provided by financing activities	51,500	151,850	448,925

Net increase (decrease) in cash	2,500	(230)	3,100

Cash, beginning of period	600	2,330	-

Cash, end of period	$3,100	$2,100	$3,100

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	1,625	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2012 audited financial statements filed therewith. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.  The Company is a development stage company, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $447,805. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company.  Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion and for other working capital purposes.  While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $1,200, $34,500 and $85,530 of sales and marketing expenses, including advertising, for the three months ended December 31, 2012, the three months ended December 31, 2011 and from inception (June 14, 2010) to December 31, 2012, respectively.

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

The income tax provision for the three months and nine months ended December 31, 2012 and 2011 and from inception (June 14, 2010) to December 31, 2012 was as follows:

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

	For the three months ended December 31, 2012	For the three months ended December 31, 2011	From Inception (June 14, 2010) to December 31, 2012
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$396,805	$107,905	$-
Loss for the period	$51,000	$159,600	$447,805
Net loss carryforward	447,805	267,505	447,805

Less valuation allowance	(447,805)	(267,505)	(447,805)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Net deferred tax assets	$447,805	107,905

Less: Valuation allowance	(447,805)	(107,905)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2012 and September 30, 2012 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) continued

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

Between November 1, 2012 and December 31, 2012, a director of the Company contributed capital of $37,000 for salaries and commissions. Such contribution is not expected to be repaid.

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

As of December 31, 2012, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.  Due to insufficient sources of funds, Jagged Peak contributed approximately $0 and $34,990 during the three months ended December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and September 30, 2012 AcroBoo had an outstanding balance payable to Jagged Peak of $243,200 and $228,700 respectively. Included in the balance payable to Jagged Peak is $64,500 of labor costs charged by Jagged Peak to Acroboo for work performed by Jagged Peak on behalf of Acroboo during the six-months ended March 31, 2012. These costs are included in Salaries on Acroboo’s financial statements.  Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

NOTE 6 – SUBSEQUENT EVENTS

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in “Financial Statements”, included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The Company has no cash assets and no current liabilities as of September 30, 2012.  The relevant accounting policies are listed below.

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

The income tax provision for the three months and nine months ended December 31, 2012 and 2011 and from inception (June 14, 2010) to December 31, 2012 was as follows:

	For the three months ended December 31, 2012	For the three months ended December 31, 2011	From Inception (June 14, 2010) to December 31, 2012
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$396,805	$107,905	$-
Loss for the period	$51,000	$159,600	$447,805
Net loss carryforward	447,805	267,505	447,805

Less valuation allowance	(447,805)	(267,505)	(447,805)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Net deferred tax assets	$447,805	107,905

Less: Valuation allowance	(447,805)	(107,905)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2012 and September 30, 2012 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

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

Results of Operations for the three months ended December 31, 2012 and December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012

For the three months ended December 31, 2012 and December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012 we earned revenues of $1,400, $10,200 and $127,610, respectively, primarily from sale of merchandise on our websites. Costs of revenue during these same periods were approximately $2,700, $5,300 and $59,855, respectively. Costs of sales primarily consisted of product purchased for re-sale on our websites.

For the three months ended December 31, 2012 and December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012, we incurred marketing and sales costs of $1,200 and $34,500, and 85,530, respectively and salaries of $12,800, $79,800 and $248,630, respectively. Contract labor costs for the three months ended December 31, 2012 and December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012, were $18,800, $33,500 and $111,760, respectively.  For the three months ended December 31, 2012 and December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012, we incurred General and Administrative costs of $16,900, $16,700 and $69,640, respectively.

Going Concern

In our September 30, 2012 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about our ability to continue as a going concern.

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the three months ended December 31, 2012 and December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012 we earned revenues of $1,400, $10,200 and $127,610, respectively, primarily from sale of merchandise on our websites. Costs of revenue during these same periods were approximately $2,700, $5,300 and $59,855, respectively. Costs of sales primarily consisted of product purchased for re-sale on our websites.

For the three months ended December 31, 2012 and December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012, we incurred marketing and sales costs of $1,200 and $34,500, and 85,530, respectively and salaries of $12,800, $79,800 and $248,630, respectively. Contract labor costs for the three months ended December 31, 2012 and December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012, were $18,800, $33,500 and $111,760, respectively.  For the three months ended December 31, 2012 and December 31, 2011 and from Inception (June 14, 2010) to December 31, 2012, we incurred General and Administrative costs of $16,900, $16,700 and $69,640, respectively.

As of December 31, 2012, we have accumulated operating losses of approximately $447,805 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Employee

As of December 31, 2012, we have one employee.  We are dependent upon Mr. Furlong for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 reflects $3,100 in cash.  As December 31, 2012 we had liabilities of $243,200 due to related party and $2,000 of accrued liabilities and accounts payable.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. We have relied on contributed capital to fund our operations. Contributed capital as of December 31, 2012 was $204,080.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended December 31, 2012.  We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of December 31, 2012.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2013.

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