Form 10-Q
period 2013-03-31
AcroBoo, Inc.
filed 2013-11-25
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54349

ACROBOO, INC.
(Exact name of registrant as specified in its charter)

27-3074682
(I.R.S. Employer Identification No.)

Nevada
(State or other jurisdiction of incorporation or organization)

3000 Bayport Drive, Suite 250
Tampa, FL   33607
(Address of principal executive offices) (Zip Code)

(813) 637-6900
(Registrant’s telephone number, including area code)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of March 31, 2013, the registrant had 1,624,732 shares of its common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Balance Sheets as at March 31, 2013 and September 30, 2012	3

	Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, the six months ended March 31, 2013 and March 31, 2012, and from Inception (June 14, 2010) to March 31, 2013	4

	Statements of Changes in Stockholders’ Equity for the period from Inception (June 14, 2010) to March 31, 2013	5

	Statements of Cash Flows for the three months ended March 31, 2013, the three months ended December 31, 2011 and from Inception (June 14, 2010) to March 31, 2013	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

PART II OTHER INFORMATION

Item1A.	Risk Factors.	22

Item 6.	Exhibits.	22

Signatures		23

Exhibit Index		24

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2013 (Unaudited)	September 30, 2012 (Audited)

Assets

Current assets:
Cash and equivalents	$500	$600
Total current assets	500	600
Total assets	500	600

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	257,800	228,700
Total current liabilities	257,800	228,700
Total liabilities	257,800	228,700

Stockholders’ deficit:

Common stock, $.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at March 31, 2013 and September 30, 2012	1,625	1,625
Additional paid-in capital	208,180	167,080
Deficit accumulated during development stage	(467,105)	(396,805)

Total stockholders’ equity	(257,300)	(228,100)
Total liabilities and stockholders’ equity	$500	$600

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the six months ended March 31, 2013	For the six months ended March 31, 2012	Inception (June 14, 2010) to March 31, 2013

Revenue	$-	$6,200	$1,400	$16,400	$127,610

Cost of Sales	-	3,700	2,700	9,000	59,855
Gross margin	-	2,500	(1,300)	7,400	67,755

Expenses:
Accounting and Audit	13,800	2,500	28,500	14,700	43,410
Marketing and sales	-	19,700	1,200	54,200	85,530
Salaries	4,000	54,700	16,800	134,500	252,630
Contract labor	500	7,200	19,300	40,700	112,160
General and administrative	1,000	2,600	3,200	7,100	41,130
Total expenses	19,300	86,700	69,000	251,200	534,860

Net loss	$(19,300)	$(84,200)	$(70,300)	$(243,800)	$(467,105)

Weighted average number of common shares outstanding - basic	1,624,732	1,624,732	1,624,732	1,624,732	1,624,732

Net loss per share - basic	$(0.01)	$(0.05)	$(0.04)	$(0.15)	$(0.29)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the period from Inception (June 14, 2010) to March 31, 2013
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625
				-
Additional paid in capital	-	-	92,535		92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470	-	71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	41,100	-	41,100

Net loss for the period	-	-	-	(70,300)	(70,300)

Balance, March 31, 2013	1,624,732	$1,625	$208,180	$(467,105)	$(257,300)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended March 31, 2013	For the six months ended March 31, 2012	Inception (June 14, 2010) to March 31, 2013

Cash flows from operating activities
Net loss	$(70,300)	$(243,800)	$(467,105)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) decrease in accounts receivable	-	4,420	-
Increase in accounts payable and other current liabilities	-	580	-
Net cash used by operating activities	(70,300)	(238,800)	(467,105)

Cash flows from financing activities
Increase in payable to related party	29,100	206,380	257,800
Increase in contributed capital	41,100	34,990	209,805
Net cash provided by financing activities	70,200	241,370	467,605

Net increase (decrease) in cash	(100)	2,570	500

Cash, beginning of period	600	2,330	-

Cash, end of period	$500	$4,900	$500

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	1,625	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2012 audited financial statements filed therewith. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012.   The Company is a development stage company, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $467,105. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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
March 31, 2013
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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0, $1,200 and $85,530 of sales and marketing expenses, including advertising, for the three months and six months ended March 31, 2013 and from inception (June 14, 2010) to March 31, 2013, respectively.  For the three and six months ended March 31, 2012, sales and marketing expenses, including advertising were $19,700 and $54,200, respectively.

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

The income tax provision for the three months and six months ended March 31, 2013 and March 31, 2012 and from inception (June 14, 2010) to March 31, 2013 was as follows:

	For the six months ended March 31, 2013	For the six months ended March 31, 2012	From Inception (June 14, 2010) to March 31, 2013
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$396,805	$107,905	$-
Loss for the period	$70,300	$243,800	$467,105
Net loss carryforward	467,105	351,705	467,105

Less valuation allowance	(467,105)	(351,705)	(467,105)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Net deferred tax assets	$467,105	107,905

Less: Valuation allowance	(467,105)	(107,905)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2013 and September 30, 2012 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) continued

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

Between November, 1 2012 and December 31, 2012, a director of the Company contributed capital of $37,000 for salaries and commissions. Such contribution is not expected to be repaid.

On January 15, 2013, a director of the Company contributed capital of $4,100 for salaries and to fund working capital. Such contribution is not expected to be repaid.

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1.  The Registration became effective on April 7, 2011.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

NOTE 4 - STOCKHOLDERS’ EQUITY (DEFICIT) continued

On May 10, 2011 Jagged Peak (the former parent corporation) spun off the Company. As part of the spin off agreement, Jagged Peak shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011, the record date, for a total of 1,624,732 shares of Common Stock issued and outstanding.

As of March 31, 2013, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.  As of March 31, 2013 and September 30, 2012, AcroBoo had an outstanding balance payable to Jagged Peak of $257,800 and $228,700 respectively. Included in the balance payable to Jagged Peak is $64,500 of labor costs charged by Jagged Peak to Acroboo for work performed by Jagged Peak on behalf of Acroboo during the six-months ended March 31, 2012. These costs are included in Salaries on Acroboo’s financial statements.  Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

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

    The Company's only assets as of March 31, 2013 and September 30, 2012 are cash of $500 and $600, respectively. The Company's only current liabilities as of March 31, 2013 and September 30, 2012 are a payable to a related party of $257,800 and $228,700.

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

The income tax provision for the three months and six months ended March 31, 2013 and March 31, 2012 and from inception (June 14, 2010) to March 31, 2013 was as follows:

	For the six months ended March 31, 2013	For the six months ended March 31, 2012	From Inception (June 14, 2010) to March 31, 2013
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$396,805	$107,905	$-
Loss for the period	$70,300	$243,800	$467,105
Net loss carryforward	467,105	351,705	467,105

Less valuation allowance	(467,105)	(351,705)	(467,105)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012
Net deferred tax assets	$467,105	107,905

Less: Valuation allowance	(467,105)	(107,905)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2013 and September 30, 2012 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

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

Overview of Current Operations

Corporate History and Current Operations

AcroBoo, Inc., which may also be referred to as AcroBoo, the Company, we, our and us, was organized on June 14, 2010 (Date of Inception) under the laws of the State of Nevada, as AcroBoo, Inc.  We were incorporated as a subsidiary of Jagged Peak, Inc. a Nevada corporation.

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

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

Results of Operations for the three months and six months ended March 31, 2013 and March 31, 2012 from Inception (June 14, 2010) to March 31, 2013

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

For the three months and six months ended March 31, 2013 and from inception (June 14, 2010) to March 31, 2013, respectively the Company earned revenues of $0, $1,400 and $127,610, respectively. Costs of revenue during these same periods were approximately $0, $3,700 and $59,855, respectively.

For the three months and six months ended March 31, 2012, respectively the Company earned revenues of $6,200 and $16,400, respectively. Costs of revenue during these same periods were approximately $3,700 and $9,000, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites. Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the three months and six months ended March 31, 2013 and from inception (June 14, 2010) to March 31, 2013, we incurred Accounting and Audit costs of $13,800, $28,500 and $43,410, respectively.

For the three months and six months ended March 31, 2012 we incurred Accounting and Audit costs of $2,500 and $14,700, respectively.

For the three months and six months ended March 31, 2013 and from inception (June 14, 2010) to March 31, 2013, we incurred marketing and sales costs of $0 and $1,200, and $85,530, respectively and salaries of $4,000, $16,800 and $252,630, respectively. Contract labor costs during these same periods were $500, $19,300 and $112,260, respectively.

For the three months and six months ended March 31, 2012, we incurred marketing and sales costs of $19,700 and $54,200, respectively and salaries of $54,700 and $134,500, respectively. Contract labor costs during these same periods were $7,200 and $40,700, respectively.

For the three months and six months ended March 31, 2013 and from inception (June 14, 2010) to March 31, 2013, we incurred General and Administrative costs of $1,000, $3,200 and $41,030, respectively.

For the three months and six months ended March 31, 2012 we incurred General and Administrative costs of $2,600 and $7,100, respectively.

Going Concern

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

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

For the three months and six months ended March 31, 2013 and from inception (June 14, 2010) to March 31, 2013, respectively the Company earned revenues of $0, $1,400 and $127,610, respectively. Costs of revenue during these same periods were approximately $0, $3,700 and $59,855, respectively.

For the three months and six months ended March 31, 2012, respectively the Company earned revenues of $6,200 and $16,400, respectively. Costs of revenue during these same periods were approximately $3,700 and $9,000, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites. Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the three months and six months ended March 31, 2013 and from inception (June 14, 2010) to March 31, 2013, we incurred accounting and audit costs of $13,800, $28,500 and $43,410, respectively.

For the three months and six months ended March 31, 2012 we incurred accounting and audit costs of $2,500 and $14,700, respectively.

For the three months and six months ended March 31, 2013 and from inception (June 14, 2010) to March 31, 2013, we incurred marketing and sales costs of $0 and $1,200, and $85,530, respectively and salaries of $4,000, $16,800 and $252,630, respectively. Contract labor costs during these same periods were $500, $19,300 and $112,260, respectively.

For the three months and six months ended March 31, 2012, we incurred marketing and sales costs of $19,700 and $54,200, respectively and salaries of $54,700 and $134,500, respectively. Contract labor costs during these same periods were $7,200 and $40,700, respectively.

For the three months and six months ended March 31, 2013 and from inception (June 14, 2010) to March 31, 2013, we incurred General and Administrative costs of $1,000, $3,200 and $41,030, respectively.

For the three months and six months ended March 31, 2012 we incurred General and Administrative costs of $2,600 and $7,100, respectively.

As of March 31, 2013, we have accumulated operating losses of approximately $467,105 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Employee

As of March 31, 2013, we have no paid employees.  We are dependent upon Mr. Furlong for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2013 reflects $500 in cash and a current liability of $257,800 due to related party.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. We have relied on contributed capital to fund our operations. Contributed capital as of March 31, 2013 was $209,800.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended March 31, 2013.  We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of March 31, 2013.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November, 2013.

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