Form 10-Q
period 2013-06-30
AcroBoo, Inc.
filed 2013-12-12
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of June 30, 2013, the registrant had 1,624,732 shares of its common stock issued and outstanding.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as at June 30, 2013 and September 30, 2012	3

	Statements of Operations for the three months ended June 30, 2013 and June 30, 2012, the nine months ended June 30, 2013 and June 30, 2012, and from Inception (June 14, 2010) to June 30, 2013	4

	Statements of Changes in Stockholders’ Equity for the period from Inception (June 14, 2010) to June 30, 2013	5

	Statements of Cash Flows for the nine months ended June 30, 2013, the nine months ended June 30, 2012 and from Inception (June 14, 2010) to June 30, 2013	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II OTHER INFORMATION

Item1A.	Risk Factors.	23

Item 6.	Exhibits.	23

Signatures		24

Exhibit Index		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2013 (Unaudited)	September 30, 2012 (Audited)

Assets

Current assets:
Cash and equivalents	$500	$600
Total current assets	500	600
Total assets	500	600

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	299,600	228,700
Total current liabilities	299,600	228,700
Total liabilities	299,600	228,700

Stockholders’ deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at June 30, 2013 and September 30, 2012	1,625	1,625
Additional paid-in capital	208,280	167,080
Deficit accumulated during development stage	(509,005)	(396,805)

Total stockholders’ equity	(299,100)	(228,100)
Total liabilities and stockholders’ equity	$500	$600

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012	Inception (June 14, 2010) to June 30, 2013

Revenue	$-	$8,300	$1,400	$24,700	$127,610

Cost of Sales	-	900	2,700	9,900	59,855
Gross margin	-	7,400	(1,300)	14,800	67,755

Expenses:
Accounting and Audit	29,300	-	57,800	-	72,710
Legal	12,000	-	12,000	-	16,575
Marketing and sales	-	200	1,200	54,400	85,530
Salaries	-	10,600	16,800	145,100	252,630
Contract labor	-	2,900	19,300	43,600	112,260
General and administrative	600	1,100	3,800	22,900	37,055
Total expenses	41,900	14,800	110,900	266,000	576,760

Net loss	$(41,900)	$(7,400)	$(112,200)	$(251,200)	$(509,005)

Weighted average number of common shares outstanding – basic	1,624,732	1,624,732	1,624,732	1,624,732	1,624,732

Net loss per share - basic	$(0.03)	$(0.00)	$(0.07)	$(0.15)	$(0.31)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the period from Inception (June 14, 2010) to June 30, 2013
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625
				-
Additional paid in capital	-	-	92,535		92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470	-	71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	41,200	-	41,200

Net loss for the period	-	-	-	(112,200)	(112,200)

Balance, June 30, 2013	1,624,732	$1,625	$208,280	$(509,005)	$(299,100)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012	Inception (June 14, 2010) to June 30, 2013

Cash flows from operating activities
Net loss	$(112,200)	$(251,200)	$(509,005)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in accounts receivable	-	21,620	-
Increase in accounts payable and other current liabilities	-	7,480	-
Net cash used by operating activities	(112,200)	(222,100)	(509,005)

Cash flows from financing activities
Increase in payable to related party	70,900	192,480	299,620
Increase in contributed capital	41,200	34,990	209,885
Net cash provided by financing activities	112,100	227,470	509,505

Net increase (decrease) in cash	(100)	5,370	500

Cash, beginning of period	600	2,330	-

Cash, end of period	$500	$7,700	$500

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	-	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2012 audited financial statements filed therewith. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The Company is a development stage company, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $509,005. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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
June 30, 2013
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

Advertising

Advertising costs are expensed when incurred. The Company incurred $0, $1,200 and $85,530 of sales and marketing expenses, including advertising, for the three months and nine months ended June 30, 2013 and from inception (June 14, 2010) to June 30, 2013, respectively. For the three and nine months ended June 30, 2012, sales and marketing expenses, including advertising were $200 and $54,400, respectively.

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
June 30, 2013
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

The income tax provision for the three months and nine months ended June 30, 2013 and June 30, 2012 and from inception (June 14, 2010) to June 30, 2013 was as follows:

	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012	From Inception (June 14, 2010) to June 30, 2013
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$396,805	$107,905	$-
Loss for the period	$112,200	$251,200	$509,005
Net loss carryforward	509,005	359,105	509,005

Less valuation allowance	(509,005)	(359,105)	(509,005)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Net deferred tax assets	$509,005	107,905

Less: Valuation allowance	(509,005)	(107,905)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2013 and September 30, 2012 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) continued

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

On January 15, 2013, a director of the Company contributed capital of $4,200 for salaries and to fund working capital. Such contribution is not expected to be repaid.

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1. The Registration became effective on April 7, 2011.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
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

As of June 30, 2013, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo. Due to insufficient sources of funds, Jagged Peak contributed approximately $0 and $34,990 during the three months ended June 30, 2013 and June 30, 2012, respectively. As of June 30, 2013 and September 30, 2012 AcroBoo had an outstanding balance payable to Jagged Peak of $299,600 and $228,700 respectively. These costs are included in Salaries on Acroboo’s financial statements. Further, as of January 1, 2011, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.

NOTE 6 - SUBSEQUENT EVENT

None.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

NOTE 7 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2013 and for the three and nine months ended June 30, 2013 and 2012 and for the period from the company’s inception to June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the three and nine months ended June 30, 2013 and 2012 and for the period from the company’s inception to June 30, 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2013. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2012 as included in our report on Form 10-K.

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

The income tax provision for the three months and nine months ended June 30, 2013 and June 30, 2012 and from inception (June 14, 2010) to June 30, 2013 was as follows:

	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012	From Inception (June 14, 2010) to June 30, 2013
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$396,805	$107,905	$-
Loss for the period	$112,200	$251,200	$509,005
Net loss carryforward	509,005	359,105	509,005

Less valuation allowance	(509,005)	(359,105)	(509,005)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
Net deferred tax assets	$509,005	107,905

Less: Valuation allowance	(509,005)	(107,905)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2013 and September 30, 2012 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

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

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations. We plan to continue to help our customers place orders through customer services call centers and provide information on product, order status and return services.

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

Results of Operations for the three months and nine months ended June 30, 2013 and June 30, 2012 from Inception (June 14, 2010) to June 30, 2013

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

For the three months and nine months ended June 30, 2013 and from inception (June 14, 2010) to June 30, 2013, respectively the Company earned revenues of $0, $1,400 and $127,610, respectively. Costs of revenue during these same periods were approximately $0, $2,700 and $59,855, respectively.

For the three months and nine months ended June 30, 2012, respectively the Company earned revenues of $8,300 and $24,700, respectively. Costs of revenue during these same periods were approximately $900 and $9,900, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites. Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the three months and nine months ended June 30, 2013 and from inception (June 14, 2010) to June 30, 2013, we incurred Accounting and Audit costs of $29,300, $57,800 and $72,710, respectively.

For the three months and nine months ended June 30, 2012 we incurred Accounting and Audit costs of $0.

For the three months and nine months ended June 30, 2013 and from inception (June 14, 2010) to June 30, 2013, we incurred marketing and sales costs of $0 and $1,200, and $85,530, respectively and salaries of $0, $16,800 and $252,630, respectively. Contract labor costs during these same periods were $0, $19,300 and $112,260, respectively.

For the three months and nine months ended June 30, 2012, we incurred marketing and sales costs of $200 and $54,400, respectively and salaries of $10,600 and $145,100, respectively. Contract labor costs during these same periods were $2,900 and $43,600, respectively.

For the three months and nine months ended June 30, 2013 and from inception (June 14, 2010) to June 30, 2013, we incurred General and Administrative costs of $600, $3,800 and $37,055, respectively.

For the three months and nine months ended June 30, 2012 we incurred General and Administrative costs of $1,100 and $22,900, respectively.

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

For the three months and nine months ended June 30, 2013 and from inception (June 14, 2010) to June 30, 2013, respectively the Company earned revenues of $0, $1,400 and $127,610, respectively. Costs of revenue during these same periods were approximately $0, $2,700 and $59,855, respectively.

For the three months and nine months ended June 30, 2012, respectively the Company earned revenues of $8,300 and $24,700, respectively. Costs of revenue during these same periods were approximately $900 and $9,900, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites. Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the three months and nine months ended June 30, 2013 and from inception (June 14, 2010) to June 30, 2013, we incurred accounting and audit costs of $29,300, $57,800 and $72,710, respectively.

For the three months and nine months ended June 30, 2012 we incurred accounting and audit costs of $0 and $14,700, respectively.

For the three months and nine months ended June 30, 2013 and from inception (June 14, 2010) to June 30, 2013, we incurred marketing and sales costs of $0 and $1,200, and $85,530, respectively and salaries of $0, $16,800 and $252,630, respectively. Contract labor costs during these same periods were $0, $19,300 and $112,260, respectively.

For the three months and nine months ended June 30, 2012, we incurred marketing and sales costs of $200 and $54,400, respectively and salaries of $10,600 and $145,100, respectively. Contract labor costs during these same periods were $2,900 and $43,600, respectively.

For the three months and nine months ended June 30, 2013 and from inception (June 14, 2010) to June 30, 2013, we incurred General and Administrative costs of $600, $3,800 and $37,055, respectively.

For the three months and nine months ended June 30, 2012 we incurred General and Administrative costs of $1,100 and $22,900, respectively.

As of June 30, 2013, we have accumulated operating losses of approximately $509,005 since inception. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Employee

As of June 30, 2013, we have no paid employees. We are dependent upon Mr. Furlong for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2013 reflects $500 in cash and a liability of $299,600 due to related party. Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. We have relied on contributed capital to fund our operations. Contributed capital as of June 30, 2013 was $209,905.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended June 30, 2013. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of June 30, 2013.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of December, 2013.

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