Form 10-K
period 2013-09-30
AcroBoo, Inc.
filed 2013-12-23
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

Commission file number: 000-54349

ACROBOO, INC.
(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	27-3074682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 250, Tampa, FL33607
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES[   ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2013: $0.00.

As of September 30, 2013, 1,624,732 shares of its ($0.001 par value) common stock were issued and outstanding.

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

Current Operations

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

·	Etailers such as Amazon, eBay and GSI and SureSource

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.

None.

ITEM 3.              LEGAL PROCEEDINGS.

We are not party to any litigation.

ITEM 4.              MINE SAFETY REVIEW

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At September 30, 2013, there was no public trading market for our common stock.  We were in the process of developing a public trading market.  There can be no assurance that a public trading market will develop at that time or be sustained in the future.  Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this filing, including the many risks associated with an investment in our company, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Holders

As of September 30, 2013 there were 80 holders of record for our common stock.  There were a total of 1,624,732 shares of common stock outstanding.

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

Advertising

Advertising costs are expensed when incurred.  The Company has incurred approximately $85,530 of marketing and sales expenses, including advertising, since inception.

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

The income tax provision for the year ended September 30, 2013,  the year ended September 30, 2012,and from inception (June 14, 2010) to  September 30, 2013was as follows:

	For the year ended September 30, 2013	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2013
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$396,805	$107,905	$-
Loss for the period	118,900	288,900	515,705
Net loss carryforward	$515,705	$396,805	$515,705

Less valuation allowance	$(515,705)	$(396,805)	$(515,705)
Total net deferred tax assets	-	-	-

The company had the following deferred income tax assets as of September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Net deferred tax asset	$515,705	$396,805
Less: Valuation allowance	(515,705)	(396,805)
Net deferred tax asset	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period from inception to September 30, 2013 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2013, the capitalization of Acroboo on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

September 30, 2013 Actual

Common stock, $0.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at September 30, 2013	1,625
Additional paid-in capital	208,280
Deficit accumulated during development stage	(515,705)

Total stockholders’ deficit	$(305,800)

Results of Operations for the years ended September 30, 2013 and September 30, 2012, and from inception (June 14, 2010) to September 30, 2013

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations. We plan to help our customers to place orders through customer services call centers and provide information on product and order status and return services.

For the years ended September 30, 2013, September 30, 2012, and from our inception on June 14, 2010 through September 30, 2013, we earned revenues of approximately $1,400, $29,000 and $127,610, respectively, primarily from website-related services including website development, consulting and marketing and sale of merchandise on our websites.

Costs of revenue during these same periods were approximately $2,700, $10,500 and $59,855, respectively. Costs of sales primarily consisted of costs related to website-related services and product purchased for re-sale on our websites.

For the years ended September 30, 2013, September 30, 2012, and from our inception on June 14, 2010 through September 30, 2013, we incurred marketing and sales costs of $1,200, $54,500 and $85,530 respectively.

For the years ended September 30, 2013, September 30, 2012, and from our inception on June 14, 2010 through September 30, 2013, we incurred salaries of $16,800, $181,100 and $252,630, respectively.

For the years ended September 30, 2013, September 30, 2012, and from our inception on June 14, 2010 through September 30, 2013, we incurred contract labor of $19,300, $45,500, $112,260.

For the years ended September 30, 2013, September 30, 2012, and from our inception on June 14, 2010 through September 30, 2013, we incurred general and administrative cost of $4,700, $11,390, and $37,955, respectively. Accounting and audit costs during these same periods were $63,600, $14,910 and $78,510, respectively. Legal costs during these same periods were $12,000, $0, and $16,575.

In our September 30, 2013, 2012 and 2011 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. As of September 30, 2013, we have accumulated operating losses of approximately $515,705 since inception.

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

Significant changes in the number of employees

As of September 30, 2013, we did not have any paid employees.  We are dependent upon our sole officer and a director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of approximately $400. The two primary sources of cash are revenues and capital contributed from the related party, Jagged Peak.

Our only liability is accrued expenses of $306,200 due to the related party, Jagged Peak.

Since our inception on June 14, 2010, our operations utilized approximately $515,705 of cash. This was funded primarily by the capital contributed and advances by the related party, Jagged Peak. Cash contributed and advances from the related party was from the related party was $516,105 as of September 30, 2013.

A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing.

We have limited financial resources available, which has had an adverse impact on our liquidity, activities and operations.  These limitations have adversely affected our ability to obtain certain projects and pursue additional business.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. In order for us to remain a Going Concern we will need to find additional capital.  Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other funding sources at market rates of interest, or a combination of these.  The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to us, or at all.

As a result of our current cash status, no officer or director received compensation through the fiscal year ended September 30, 2013. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 2012 and concluded that they will not have a material effect on the financial statements as of September 30, 2013.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements
AcroBoo, Inc.
(A Development Stage Company)
For the Fiscal Years Ended September 30, 2013 and 2012
Report of Independent Registered Public Accounting Firm

PAULA S. MORELLI, CPA P.C.
21 MARTHA STREET
FREEPORT, NY  11520
(516) 378-4258

REPORT OF INDEPENDENT REGISTERED AUDITOR

To the Board of Directors and Stockholders of
AcroBoo Inc.

I have audited the accompanying balance sheets of AcroBoo Inc, (the Company”) as of September 30, 2013 and September 30, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the period from June 14, 2010 (inception) to September 30, 2013 for the purpose of expressing an opinion thereon. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcroBoo Inc. as of September 30, 2013 and September 30, 2012 and for the period June 14, 2010 (inception) to September 30, 2013  in conformity with accounting principles generally accepted in the United States.

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

/s/ Paula S. Morelli, CPA
Paula S. Morelli, CPA P.C.
Freeport, New York
December 23, 2013

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets
(Audited)

	September 30, 2013	September 30, 2012

Assets

Current assets:
Cash and equivalents	$400	$600
Total current assets	400	600
Total assets	400	600

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	306,200	228,700
Total current liabilities	306,200	228,700
Total liabilities	306,200	228,700

Stockholders’ deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at September 30, 2013 and at September 30, 2012	1,625	1,625
Additional paid-in capital	208,280	167,080
Deficit accumulated during development stage	(515,705)	(396,805)

Total stockholders’ equity	(305,800)	(228,100)
Total liabilities and stockholders’ equity	$400	$600

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
 Statements of Operations
(Audited)

	For the year ended September 30, 2013	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2013

Revenue	$1,400	$29,000	$127,610

Cost of Sales	2,700	10,500	59,855
Gross margin	(1,300)	18,500	67,755

Expenses:
Accounting and Audit	63,600	14,910	78,510
Legal	12,000	0	16,575
Marketing and sales	1,200	54,500	85,530
Salaries	16,800	181,100	252,630
Contract labor	19,300	45,500	112,260
General and administrative	4,700	11,390	37,955
Total expenses	117,600	307,400	583,460

Net loss	$(118,900)	$(288,900)	$(515,705)

Weighted average number of common shares outstanding - basic	1,624,732	1,624,732	1,624,732

Net loss per share - basic	$(0.07)	$(0.18)	$(0.32)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
Inception (June 14, 2010) to September 30, 2013
(Audited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625

Additional paid in capital	-	-	92,535	-	92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470	-	71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	41,200	-	41,200

Net loss for the period	-	-	-	(118,900)	(118,900)

Balance, September 30, 2013	1,624,732	$1,625	$208,280	$(515,705)	$(305,800)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

	For the year ended September 30, 2013	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2013

Cash flows from operating activities
Net loss	$(118,900)	$(288,900)	$(515,705)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in accounts receivable	-	21,620	-
Net cash used by operating activities	(118,900)	(267,280)	(515,705)

Cash flows from financing activities
Increase in advances from related party	77,500	194,080	306,200
Increase in contributed capital	41,200	71,470	209,905
Net cash provided by financing activities	118,700	265,550	516,105

Net increase (decrease) in cash	(200)	(1,730)	400

Cash, beginning of period	600	2,330	-

Cash, end of period	$400	$600	$400

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	-	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2013

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit since inception of $515,705.

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
September 30, 2013

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

Advertising

Advertising costs are expensed when incurred. The Company incurred approximately $1,200, $54,500 and $85,530 of sales and marketing expenses, including advertising, for the years ended September 30, 2013, September 30, 2012 and during the period from inception (June 14, 2010) to September 30, 2013, respectively.

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

The income tax provision for the year ended September 30, 2013, from inception (June 14, 2010) to September 30, 2012 and from inception (June 14, 2010) to September 30, 2013 was as follows:

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2013

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES continued

	For the year ended September 30, 2013	For the year ended September 30, 2012	Inception (June 14, 2010) to September 30, 2013
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$396,805	$107,905	$-
Loss for the period	118,900	288,900	515,705
Net loss carryforward	$515,705	$396,805	$515,705

Less valuation allowance	$(515,705)	$(396,805)	$(515,705)
Total net deferred tax assets	-	-	-

The company had the following deferred income tax assets as of September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Net deferred tax asset	$515,705	$396,805
Less: Valuation allowance	(515,705)	(396,805)
Net deferred tax asset	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period from inception to September 30, 2013 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards.The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

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
September 30, 2013

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES continued

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.  1,624,732 shares were issued and outstanding as of September 30, 2012 and September 30, 2013.

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

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1. The Registration became effective on April 7, 2012. Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2012 the record date for a total of 1,624,732 shares of Common Stock issued and outstanding. There were no additional considerations received from the shareholders and those shareholders holds all the Company’s current outstanding stock.

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
September 30, 2013

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

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1.  The Registration became effective on April 7, 2012.

On May 10, 2012 Jagged Peak (the former parent corporation) spun off the Company. As part of the spin off agreement, Jagged Peak shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2012, the record date, for a total of 1,624,732 shares of Common Stock issued and outstanding.

As of September 30, 2013, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of JaggedPeak stock hold a majority ownership share in AcroBoo.  Due to insufficient sources of funds, Jagged Peak contributed approximately $4,720 during the year ended September 30, 2013. As of January 1, 2012, Jagged Peak transferred its ownership in two bank accounts with a balance of $3,264 for no consideration.  As of September 30, 2013 AcroBoo had an outstanding balance payable to Jagged Peak of $306,200.

NOTE 6 – SUBSEQUENT EVENTS

None.

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

During the years ended September 30, 2011 and 2010, and through June 4, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K other than on September 18, 2012 we filed a Form 8-K and disclosed that our board of directors determined, upon advice of management, that our financial statements and related disclosures included in our quarterly reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and our Form 10-K for the year ended September 30, 2011, (“Previously Issued Financial Statements”) should be restated because they contain errors as addressed in Financial Accounting Standards Board Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. Accordingly, the Previously Issued Financial Statements issued by us should not be relied upon. We intend to restate the Previously Issued Financial Statements to correct the errors by amending our Form 10-Qs for the periods ended March 31, 2011, June 30, 2011and Form 10-K for the year ended September 30, 2011.  The foregoing matters were discussed with De Joya Griffith, LLC.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of September 30, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2013.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of September 30, 2013 are as follows:

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position(s)

Daniel R. Furlong	66	president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole
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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review , Mr. Furlong failed to file a Form 3 which was due at the SEC on April 11, 2012 and has not filed the same as of the date of this report.

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

ITEM 11.            EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from during the fiscal years ended September 30, 2013 and September 30, 2012, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.
Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension Value
& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong	2013	0	0	0	0	0	0	0	0
President & Treasurer	2012	0	0	0	0	0	0	0	0

We have paid one employee salary and commissions of approximately $103,000. We do not anticipate paying salaries for anyone other than this employee until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending September 30, 2013. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.  Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Jagged Peak, Inc., 3000 Bayport Drive, Suite 250Tampa, Florida33607.  Percentage of Class is based on 1,624,732 shares that were issued and outstanding as of the record date.

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

ITEM 14.            PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

(1)        Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$18,750	Paula S. Morelli, CPA P.C.
2013	$44,850	De Joya Griffith & Company, LLC
2012	$9,500	Paula S. Morelli, CPA P.C.
2012	$14,700	De Joya Griffith & Company, LLC

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$-	Paula S. Morelli, CPA P.C.
2013	$-	De Joya Griffith & Company, LLC
2012	$-	De Joya Griffith & Company, LLC

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$375	Jay M. Needelman, CPA
2012	$350	Jay M. Needelman, CPA

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$-	Paula S. Morelli, CPA P.C.
2013	$-	De Joya Griffith & Company, LLC
2012	$-	De Joya Griffith & Company, LLC

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from De Joya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of December, 2013.

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

Signature	Title	Date

DANIEL R. FURLONG	President, Principal Executive Officer,	December 23, 2013
Daniel R. Furlong	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X