Form 10-Q
period 2013-12-31
AcroBoo, Inc.
filed 2014-02-03
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
As of December 31, 2013, the registrant had 1,624,732 shares of its common stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2013 (Unaudited)	September 30, 2013 (Audited)

Assets

Current assets:
Cash and equivalents	$400	$400
Total current assets	400	400
Total assets	400	400

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	326,500	306,200
Total current liabilities	326,500	306,200
Total liabilities	326,500	306,200

Stockholders’ deficit:

Common stock, $.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at December 31, 2013 and September 30, 2012	1,625	1,625
Additional paid-in capital	208,280	208,280
Deficit accumulated during development stage	(536,005)	(515,705)

Total stockholders’ equity	(326,100)	(305,800)
Total liabilities and stockholders’ equity	$400	$400

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	Inception (June 14, 2010) to December 31, 2013

Revenue	$-	$1,400	$127,610

Cost of Sales	-	2,700	59,855
Gross margin	-	(1,300)	67,755

Expenses:
Accounting and Audit	13,700	13,600	92,210
Legal	6,000	-	22,575
Marketing and sales	-	1,200	85,530
Salaries	-	12,800	252,630
Contract labor	-	18,800	112,260
General and administrative	600	3,300	38,555
Total expenses	20,300	49,700	603,760

Net loss	$(20,300)	$(51,000)	$(536,005)

Weighted average number of common shares outstanding - basic	1,624,732	1,624,732	1,624,732

Net loss per share - basic	$(0.01)	$(0.03)	$(0.33)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the period from Inception (June 14, 2010) to December 31, 2013
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Issuance of common stock	1,624,732	1,625	-	-	1,625

Additional paid in capital	-	-	95,610	-	95,610

Net loss for the period	-	-	-	(107,905)	(107,905)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470		71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	41,200	-	41,200

Net loss for the period	-	-	-	(118,900)	(118,900)

Balance, September 30, 2013	1,624,732	$1,625	$208,280	$(515,705)	$(305,800)

Net loss for the period	-	-	-	(20,300)	(20,300)

Balance, December 31, 2013	1,624,732	$1,625	$208,280	$(536,005)	$(326,100)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	Inception (June 14, 2010) to December 31, 2013

Cash flows from operating activities
Net loss	$(20,300)	$(51,000)	$(536,005)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable and other current liabilities	-	2,000	-
Net cash used by operating activities	(20,300)	(49,000)	(536,005)

Cash flows from financing activities
Increase in payable to related party	20,300	14,500	326,500
Increase in contributed capital	-	37,000	209, 905
Net cash provided by financing activities	20,300	51,500	536,405

Net increase (decrease) in cash	-	2,500	400

Cash, beginning of period	400	600	-

Cash, end of period	$400	$3,100	$400

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	1,625	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements filed therewith. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.   The Company is a development stage company, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $536,005. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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
December 31, 2013
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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 and $85,530 of sales and marketing expenses, including advertising, for the three months ended December 31, 2013 and from inception (June 14, 2010) to December 31, 2013, respectively.  For the three months ended December 31, 2012, sales and marketing expenses, including advertising were $1,200.

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
December 31, 2013
(Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES continued

The income tax provision for the three months ended December 31, 2013 and December 31, 2012 and from inception (June 14, 2010) to December 31, 2013 was as follows:

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	From Inception (June 14, 2010) to December 31, 2013
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$515,705	$396,805	$-
Loss for the period	$20,300	$51,000	$536,005
Net loss carryforward	536,005	447,805	536,005

Less valuation allowance	(536,005)	(447,805)	(536,005)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Net deferred tax assets	$536,005	515,705

Less: Valuation allowance	(536,005)	(515,705)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2013 and September 30, 2013 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) continued

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

As of December 31, 2013, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

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

AcroBoo, Inc. formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.   As of December 31, 2013 and September 30, 2013 AcroBoo had an outstanding balance payable to Jagged Peak of $306,200 and $326,500 respectively.

NOTE 6 – SUBSEQUENT EVENT

None.

NOTE 7 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 and for the period from the company’s inception to December 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2013 and the results of operations and cash flows for the three months ended December 31, 2013 and 2012 and for the period from the company’s inception to December 31, 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended December 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2014. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2013 as included in our report on Form 10-K.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in “Financial Statements”, included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The Company has no cash assets as of September 30, 2013.  The Company’s only current liability as of September 30, 2013 is a $326,500 payable to a related party.  The relevant accounting policies are listed below.

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

The income tax provision for the three months ended December 31, 2013 and December 31, 2012 and from inception (June 14, 2010) to December 31, 2013 was as follows:

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	From Inception (June 14, 2010) to December 31, 2013
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$515,705	$396,805	$-
Loss for the period	$20,300	$51,000	$536,005
Net loss carryforward	536,005	447,805	536,005

Less valuation allowance	(536,005)	(447,805)	(536,005)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Net deferred tax assets	$536,005	515,705

Less: Valuation allowance	(536,005)	(515,705)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2013 and September 30, 2013 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

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

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations. We plan to continue to help our customers place orders through customer services call centers and provide information on product and order status and return services.

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

Customer Service and Support

We will provide the following services and support to our customers:

We will help our customers to place orders through customer services call centers. Provide information on product and order status and return services.

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

Results of Operations for the three months ended December 31, 2013 and December 31, 2012 and from Inception (June 14, 2010) to December 31, 2013

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

For the three months ended December 31, 2013 and December 31, 2012 and from inception (June 14, 2010) to December 31, 2013, respectively the Company earned revenues of $0, $1,400 and $127,610, respectively. Costs of revenue during these same periods were approximately $0, $2,700 and $59,855, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites. Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the three months ended December 31, 2013 and from inception (June 14, 2010) to December 31, 2013, respectively, the Company incurred Accounting and Audit costs of $13,700 and $92,210, respectively.

For the three months ended December 31, 2013 the Company incurred Accounting and Audit costs of $13,600.

For the three months ended December 31, 2013 and from inception (June 14, 2010) to December 31, 2013, the Company incurred marketing and sales costs of $0 and $85,530, respectively and salaries of $0 and $252,630, respectively. Contract labor costs during these same periods were $0 and $112,260, respectively.

For the three months ended December 31, 2012, the Company incurred marketing and sales costs of $1,200 and salaries of $12,800. Contract labor costs during this three month period were $18,800.

For the three months ended December 31, 2013 and from inception (June 14, 2010) to December 31, 2013, the Company incurred General and Administrative costs of $600 and $38,555, respectively.

For the three months ended December 31, 2012 the Company incurred General and Administrative costs of $3,300.

Going Concern

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

In our September 30, 2013 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about our ability to continue as a going concern.

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the three months ended December 31, 2013 and from inception (June 14, 2010) to December 31, 2013, respectively, the Company incurred Accounting and Audit costs of $13,700 and $92,210, respectively.

For the three months ended December 31, 2013 the Company incurred Accounting and Audit costs of $13,600.

For the three months ended December 31, 2013 and from inception (June 14, 2010) to December 31, 2013, the Company incurred marketing and sales costs of $0 and $85,530, respectively and salaries of $0 and $252,630, respectively. Contract labor costs during these same periods were $0 and $112,260, respectively.

For the three months ended December 31, 2012, the Company incurred marketing and sales costs of $1,200 and salaries of $12,800. Contract labor costs during this three month period were $18,800.

For the three months ended December 31, 2013 and from inception (June 14, 2010) to December 31, 2013, the Company incurred General and Administrative costs of $600 and $38,555, respectively.

For the three months ended December 31, 2012 the Company incurred General and Administrative costs of $3,300.

As of December 31, 2013, we have accumulated operating losses of approximately $536,005 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Employee

As of December 31, 2013, we have no paid employees.  We are dependent upon Mr. Furlong for our future business development. As our operations expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2013 reflects $400 in cash and a liability of $326,500 due to related party.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date. We have relied on contributed capital to fund our operations. Contributed capital as of December 31, 2013 was $209,905.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended December 31, 2013.  We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of December 31, 2013.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of February, 2014.

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