Form 10-Q
period 2014-03-31
AcroBoo, Inc.
filed 2014-05-07
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number 000-54349

ACROBOO, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27-3074682
(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 250
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
YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 6, 2014, the registrant had 1,627,232 shares of its common stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2014 (Unaudited)	September 30, 2013 (Audited)

Assets

Current assets:
Cash and equivalents	$400	$400
Total current assets	400	400
Total assets	400	400

Liabilities and Stockholders’ Deficit
Current liabilities:
Payable to related party	342,800	306,200
Total current liabilities	342,800	306,200
Total liabilities	342,800	306,200

Stockholders’ deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized; 1,624,732 shares issued and outstanding at March 31, 2014 and September 30, 2013	1,625	1,625
Additional paid-in capital	208,280	208,280
Deficit accumulated during development stage	(552,305)	(515,705)

Total stockholders’ equity	(342,400)	(305,800)
Total liabilities and stockholders’ equity	$400	$400

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the six months ended March 31, 2014	For the six months ended March 31, 2013	Inception (June 14, 2010) to March 31, 2014

Revenue	$-	$-	$-	$1,400	$127,610

Cost of Sales	-	-	-	2,700	59,855
Gross margin	-	-	-	(1,300)	67,755

Expenses:
Accounting and Audit	8,100	13,800	21,800	28,500	100,310
Legal	-	-	6,000	-	22,575
Marketing and sales	-	-	-	1,200	85,530
Salaries	-	4,000	-	16,800	252,630
Contract labor	-	500	-	19,300	112,260
General and administrative	8,200	1,000	8,800	3,200	46,755
Total expenses	16,300	19,300	36,600	69,000	620,060

Net loss	$(16,300)	$(19,300)	$(36,600)	$(70,300)	$(552,305)

Weighted average number of common shares outstanding - basic	1,624,732	1,624,732	1,624,732	1,624,732	1,624,732

Net loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.04)	$(0.34)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
For the period from Inception (June 14, 2010) to March 31, 2014
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Issuance of common stock	1,624,732	1,625	-	-	1,625

Additional paid in capital	-	-	95,610	-	95,610

Net loss for the period	-	-	-	(107,905)	(107,905)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470		71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	41,200	-	41,200

Net loss for the period	-	-	-	(118,900)	(118,900)

Balance, September 30, 2013	1,624,732	$1,625	$208,280	$(515,705)	$(305,800)

Net loss for the period	-	-	-	(36,600)	(36,600)

Balance, March 31, 2014	1,624,732	$1,625	$208,280	$(552,305)	$(342,400)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended March 31, 2014	For the six months ended March 31, 2013	Inception (June 14, 2010) to March 31, 2014

Cash flows from operating activities
Net loss	$(36,600)	$(70,300)	$(552,305)
Net cash used by operating activities	(36,600)	(70,300)	(552,305)

Cash flows from financing activities
Increase in payable to related party	36,600	29,100	342,800
Increase in contributed capital	-	41,100	209,905
Net cash provided by financing activities	36,600	70,200	552,705

Net increase (decrease) in cash	-	(100)	400

Cash, beginning of period	400	600	-

Cash, end of period	$400	$500	$400

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	-	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2013 audited financial statements filed therewith. Operating results for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.   The Company is a development stage company, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $552,305. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

Basis of Accounting

The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of six months or less at the date of purchase to be cash and cash equivalents.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is equal to net loss.

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 and $85,530 of sales and marketing expenses, including advertising, for the six months ended March 31, 2014 and from inception (June 14, 2010) to March 31, 2014, respectively.  For the six months ended March 31, 2013, sales and marketing expenses, including advertising were $1,200.

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

The income tax provision for the six months ended March 31, 2014 and March 31, 2013 and from inception (June 14, 2010) to March 31, 2014 was as follows:

	For the six months ended March 31, 2014	For the six months ended March 31, 2013	From Inception (June 14, 2010) to March 31, 2014
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$515,705	$396,805	$-
Loss for the period	$36,600	$70,300	$552,305
Net loss carryforward	552,305	467,105	552,305

Less valuation allowance	(552,305)	(467,105)	(552,305)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Net deferred tax assets	$552,305	$515,705

Less: Valuation allowance	(552,305)	(515,705)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2014 and September 30, 2013 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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
March 31, 2014
(Unaudited)

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

As of March 31, 2014, 1,624,732 shares of the Company’s Common Stock are issued and outstanding.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
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

AcroBoo, Inc. was formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.   As of March 31, 2014 and September 30, 2013 AcroBoo had an outstanding balance payable to Jagged Peak of $342,800 and $306,200 respectively.

NOTE 6 - SUBSEQUENT EVENT

None.

NOTE 7 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2014 and for the six months ended March 31, 2014 and 2013 and for the period from the company’s inception to March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the six months ended March 31, 2014 and 2013 and for the period from the company’s inception to March 31, 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2014. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date.

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

The Company has $400 of cash assets as of March 31, 2014.  The Company’s only current liability as of March 31, 2014 is a $342,800 payable to a related party.  The relevant accounting policies are listed below.

Basis of Accounting

The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of six months or less at the date of purchase to be cash and cash equivalents.

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

The income tax provision for the six months ended March 31, 2014 and March 31, 2013 and from inception (June 14, 2010) to March 31, 2014 was as follows:

	For the six months ended March 31, 2014	For the six months ended March 31, 2013	From Inception (June 14, 2010) to March 31, 2014
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$515,705	$396,805	$-
Loss for the period	$36,600	$70,300	$552,305
Net loss carryforward	552,305	467,105	552,305

Less valuation allowance	(552,305)	(467,105)	(552,305)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Net deferred tax assets	$552,305	$515,705

Less: Valuation allowance	(552,305)	(515,705)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2014 and September 30, 2013 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

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

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations. We intend to continue to help our customers place orders through customer services call centers and provide information on product and order status and return services.

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

Customer Service and Support

Order Support.  We will assist customers placing orders through call centers.  We will also provide order status information and return services.

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

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include etailers such as Amazon, eBay and GSI and SureSource.

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

Results of Operations for the six months ended March 31, 2014 and March 31, 2013 and from Inception (June 14, 2010) to March 31, 2014

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue.  Acroboo also ended its employment agreement with its sole paid employee.  Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

For the six months ended March 31, 2014 and March 31, 2013 and from inception (June 14, 2010) to March 31, 2014, respectively the Company earned revenues of $0, $1,400 and $127,610, respectively.  Costs of revenue during these same periods were approximately $0, $2,700 and $59,855, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites.  Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the six months ended March 31, 2014 and from inception (June 14, 2010) to March 31, 2014, respectively, the Company incurred Accounting and Audit costs of $21,800 and $100,310, respectively.

For the six months ended March 31, 2013 the Company incurred Accounting and Audit costs of $28,500.

For the six months ended March 31, 2014 and from inception (June 14, 2010) to March 31, 2014, the Company incurred marketing and sales costs of $0 and $85,530, respectively and salaries of $0 and $252,630, respectively.  Contract labor costs during these same periods were $0 and $112,260, respectively.

For the six months ended March 31, 2013, the Company incurred marketing and sales costs of $1,200 and salaries of $16,800.  Contract labor costs during this three month period were $19,300.

For the six months ended March 31, 2014 and from inception (June 14, 2010) to March 31, 2014, the Company incurred General and Administrative costs of $8,800 and $46,755, respectively.

For the six months ended March 31, 2013, the Company incurred General and Administrative costs of $3,200.

Going Concern

Beginning in the quarter ended March 31, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee.  Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

For the six months ended March 31, 2014 and March 31, 2013 and from inception (June 14, 2010) to March 31, 2014, respectively the Company earned revenues of $0, $1,400 and $127,610, respectively.  Costs of revenue during these same periods were approximately $0, $2,700 and $59,855, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites.  Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the six months ended March 31, 2014 and from inception (June 14, 2010) to March 31, 2014, respectively, the Company incurred Accounting and Audit costs of $21,800 and $100,310, respectively.

For the six months ended March 31, 2013, the Company incurred Accounting and Audit costs of $28,500.

For the six months ended March 31, 2014 and from inception (June 14, 2010) to March 31, 2014, the Company incurred marketing and sales costs of $0 and $85,530, respectively and salaries of $0 and $252,630, respectively. Contract labor costs during these same periods were $0 and $112,260, respectively.

For the six months ended March 31, 2013, the Company incurred marketing and sales costs of $1,200 and salaries of $16,800. Contract labor costs during this three month period were $19,300.

For the six months ended March 31, 2014 and from inception (June 14, 2010) to March 31, 2014, the Company incurred General and Administrative costs of $8,800 and $46,755, respectively.

For the six months ended March 31, 2013, the Company incurred General and Administrative costs of $3,200.

As of March 31, 2014, we have accumulated operating losses of approximately $552,305 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Employees

As of March 31, 2014, we have no paid employees.  We are dependent upon Daniel Furlong, our president, for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2014 reflects $400 in cash and a liability of $342,800 due to related party.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date.  We have relied on contributed capital to fund our operations.  Contributed capital as of March 31, 2014 was $209,905.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended March 31, 2014.  We have no employment agreements in place with our officers.

Funding Requirements

We need funding to fully execute our business plan.  We will require at least $3,000,000 to build our infrastructure, market our services, and build a client base.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of March 31, 2014.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

As of the date of this quarterly report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is party or of which any of its property is subject.

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECUIRITIES.

None.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May, 2014.

ACROBOO, INC.
(the “Registrant”)

By:	DANIEL R. FURLONG
Daniel R. Furlong
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X