Form 10-Q
period 2014-06-30
AcroBoo, Inc.
filed 2014-07-23
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number 000-54349

ACROBOO, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27-3074682
(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 250
Tampa, FL   33607
(Address of principal executive offices, including zip code.)

(813) 637-6900
(Registrant's, telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of July 23, 2014, the registrant had 1,627,232 shares of its common stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2014 (Unaudited)	September 30, 2013 (Audited)

Assets

Current assets:
Cash and equivalents	$300	$400
Total current assets	300	400
Total assets	300	400

Liabilities and Stockholders' Deficit
Current liabilities:
Payable to related party	-	306,200
Total current liabilities	-	306,200
Total liabilities	-	306,200

Stockholders' equity (deficit):

Common stock, $0.001 par value; 75,000,000 shares authorized; 1,627,232 and 1,624,732 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	1,627	1,625
Additional paid-in capital	557,378	208,280
Deficit accumulated during development stage	(558,705)	(515,705)

Total stockholders' equity (deficit)	300	(305,800)
Total liabilities and stockholders' equity (deficit)	$300	$400

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	Inception (June 14, 2010) to June 30, 2014

Revenue	$-	$-	$-	$1,400	$127,610

Cost of Sales	-	-	-	2,700	59,855
Gross margin	-	-	-	(1,300)	67,755

Expenses:
Accounting and audit	2,500	29,300	24,300	57,800	102,810
Legal	100	12,000	6,100	12,000	22,675
Marketing and sales	-	-	-	1,200	85,530
Salaries	-	-	-	16,800	252,630
Contract labor	-	-	-	19,300	112,260
General and administrative	3,800	600	12,600	3,800	50,555
Total expenses	6,400	41,900	43,000	110,900	626,460

Net loss	$(6,400)	$(41,900)	$(43,000)	$(112,200)	$(558,705)

Weighted average number of common shares outstanding - basic	1,627,232	1,624,732	1,627,232	1,624,732	1,627,232

Net loss per share - basic	$(0.00)	$(0.03)	$(0.03)	$(0.07)	$(0.34)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the period from Inception (June 14, 2010) to June 30, 2014
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Issuance of common stock	1,624,732	1,625	-	-	1,625

Additional paid in capital	-	-	95,610	-	95,610

Net loss for the period	-	-	-	(107,905)	(107,905)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470		71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	41,200	-	41,200

Net loss for the period	-	-	-	(118,900)	(118,900)

Balance, September 30, 2013	1,624,732	$1,625	$208,280	$(515,705)	$(305,800)

Issuance of Common Stock	2,500	2	-	-	2

Additional Paid in Capital	-	-	349,098	-	349,098

Net loss for the period	-	-	-	(43,000)	(43,000)

Balance, June 30, 2014	1,627,232	$1,627	$557,378	$(558,705)	$300

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	Inception (June 14, 2010) to June 30, 2014

Operating activities
Net loss	$(43,000)	$(112,200)	$(558,705)
Net cash used in operating activities	(43,000)	(112,200)	(558,705)

Financing activities
Increase / (decrease) in payable to related party	(306,200)	70,900	-
Increase in contributed capital	349,100	41,200	559,005
Net cash provided by financing activities	42,900	112,100	559,005

Net increase (decrease) in cash	(100)	(100)	300

Cash, beginning of period	400	600	-

Cash, end of period	$300	$500	$300

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	-	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2013 audited financial statements filed therewith. Operating results for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.   The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $558,705. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

Beginning in the quarter ended June 30, 2013, Acroboo ceased providing services to customers and other activities that generate revenue.

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
June 30, 2014
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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 and $85,530 of sales and marketing expenses, including advertising, for the nine months ended June 30, 2014 and from inception (June 14, 2010) to June 30, 2014, respectively.  For the nine months ended June 30, 2013, sales and marketing expenses, including advertising were $1,200.

Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the Company's history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Unaudited)

The income tax provision for the nine months ended June 30, 2014 and June 30, 2013 and from inception (June 14, 2010) to June 30, 2014 was as follows:

	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	From Inception (June 14, 2010) to June 30, 2014
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$515,705	$396,805	$-
Loss for the period	$43,000	$112,200	$558,705
Net loss carryforward	558,705	509,005	558,705

Less valuation allowance	(558,705)	(509,005)	(558,705)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Net deferred tax assets	$558,705	$515,705

Less: Valuation allowance	(558,705)	(515,705)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2014 and September 30, 2013 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Unaudited)

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

Year end

The Company's fiscal year-end is September 30.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

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
June 30, 2014
(Unaudited)

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

On January 17, 2014 the company issued 2,500 shares of the Company's common stock to Island Capital Management, LLC.

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

On June 30, 2014, the former parent company (Jagged Peak, Inc.) of AcroBoo, Inc. agreed to release Acroboo from its obligation to repay the non-interest bearing trade payable $349,098 balance due to Jagged Peak. Acroboo recorded this transaction as Additional Paid in Capital.

As of June 30, 2014, 1,627,232 shares of the Company's Common Stock are issued and outstanding.

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

AcroBoo, Inc. was formed by Jagged Peak, Inc. ("Jagged Peak") on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.   As of June 30, 2014 and September 30, 2013 AcroBoo had an outstanding balance payable to Jagged Peak of $0 and $306,200 respectively.

On June 30, 2014, Jagged Peak, Inc. agreed to release Acroboo from its obligation to repay the non-interest bearing trade payable $349,098 balance due to Jagged Peak. Acroboo recorded this transaction as Additional Paid in Capital.

NOTE 6 - SUBSEQUENT EVENT

None.

NOTE 7 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2014 and for the nine months ended June 30, 2014 and 2013 and for the period from the company's inception to June 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the nine months ended June 30, 2014 and 2013 and for the period from the company's inception to June 30, 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2014. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended September 30, 2013 as included in our report on Form 10-K.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Information

We may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by us, which are made in good faith by us.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in "Financial Statements", included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The Company has $300 of cash assets as of June 30, 2014.  The relevant accounting policies are listed below.

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

Advertising

Advertising costs are expensed when incurred.  The Company has not incurred any advertising expenses since inception.

Income Taxes

The income tax provision for the nine months ended June 30, 2014 and June 30, 2013 and from inception (June 14, 2010) to June 30, 2014 was as follows:

	For the nine months ended June 30, 2014	For the nine months ended June 30, 2013	From Inception (June 14, 2010) to June 30, 2014
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$515,705	$396,805	$-
Loss for the period	$43,000	$112,200	$558,705
Net loss carryforward	558,705	509,005	558,705

Less valuation allowance	(558,705)	(509,005)	(558,705)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Net deferred tax assets	$558,705	$515,705

Less: Valuation allowance	(558,705)	(515,705)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2014 and September 30, 2013 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

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

We plan to search for new solutions that harness the power of the Internet to help companies drive revenue and expand our business.  We generate most of our revenues based on a percentage of the customers' sales.  Management expects a small percent of our revenues will be generated from other marketing services.

Beginning in the quarter ended June 30, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee.

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

Results of Operations for the nine months ended June 30, 2014 and June 30, 2013 and from Inception (June 14, 2010) to June 30, 2014

Beginning in the quarter ended June 30, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee.  Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

For the nine months ended June 30, 2014 and June 30, 2013 and from inception (June 14, 2010) to June 30, 2014, respectively the Company earned revenues of $0, $1,400 and $127,610, respectively.  Costs of revenue during these same periods were approximately $0, $2,700 and $59,855, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites.  Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the nine months ended June 30, 2014 and from inception (June 14, 2010) to June 30, 2014, respectively, the Company incurred accounting and audit costs of $24,300 and $102,810, respectively.

For the nine months ended June 30, 2013 the Company incurred accounting and audit costs of $57,800.

For the nine months ended June 30, 2014 and from inception (June 14, 2010) to June 30, 2014, the Company incurred marketing and sales costs of $0 and $85,530, respectively and salaries of $0 and $252,630, respectively.  Contract labor costs during these same periods were $0 and $112,260, respectively.

For the nine months ended June 30, 2013, the Company incurred marketing and sales costs of $1,200 and salaries of $16,800.  Contract labor costs during this nine month period were $19,300.

For the nine months ended June 30, 2014 and from inception (June 14, 2010) to June 30, 2014, the Company incurred General and Administrative costs of $12,600 and $50,555, respectively.

For the nine months ended June 30, 2013, the Company incurred General and Administrative costs of $3,800.

Going Concern

Beginning in the quarter ended June 30, 2013, Acroboo ceased providing services to customers and other activities that generate revenue. Acroboo also ended its employment agreement with its sole paid employee.  Significant costs after this period consisted primarily of audit and legal costs. Acroboo did not, however, terminate material operations.

For the nine months ended June 30, 2014 and June 30, 2013 and from inception (June 14, 2010) to June 30, 2014, respectively the Company earned revenues of $0, $1,400 and $127,610, respectively.  Costs of revenue during these same periods were approximately $0, $2,700 and $59,855, respectively. Revenue earned during these periods was primarily from the sale of merchandise on our websites.  Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

      For the nine months ended June 30, 2014 and from inception (June 14, 2010) to June 30, 2014, respectively, the Company incurred accounting and audit costs of $24,300 and $102,810, respectively.

For the nine months ended June 30, 2013 the Company incurred accounting and audit costs of $57,800.

For the nine months ended June 30, 2014 and from inception (June 14, 2010) to June 30, 2014, the Company incurred marketing and sales costs of $0 and $85,530, respectively and salaries of $0 and $252,630, respectively.  Contract labor costs during these same periods were $0 and $112,260, respectively.

For the nine months ended June 30, 2013, the Company incurred marketing and sales costs of $1,200 and salaries of $16,800.  Contract labor costs during this nine month period were $19,300.

For the nine months ended June 30, 2014 and from inception (June 14, 2010) to June 30, 2014, the Company incurred General and Administrative costs of $12,600 and $50,555, respectively.

For the nine months ended June 30, 2013, the Company incurred General and Administrative costs of $3,800.

As of June 30, 2014, we have accumulated operating losses of approximately $558,705 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Management plans to raise equity capital to finance our operating and capital requirements. Amounts baised will be used for further development of our products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes.  While we are putting forth our best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Employees

As of June 30, 2014, we have no paid employees.  We are dependent upon Daniel Furlong, our president, for our future business development. As our operation expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2014 reflects a cash balance of $300.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date.  We have relied on contributed capital to fund our operations.  Contributed capital as of June 30, 2014 was $557,378.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended June 30, 2014.  We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of June 30, 2014.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECUIRITIES.

None.

ITEM 4.                    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                    OTHER INFORMATION.

None.

ITEM 6.                    EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension - Schema				X

101.CAL	XBRL Taxonomy Extension - Calculations				X

101.DEF	XBRL Taxonomy Extension - Definitions				X

101.LAB	XBRL Taxonomy Extension - Labels				X

101.PRE	XBRL Taxonomy Extension - Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of July, 2014.

ACROBOO, INC.
(the "Registrant")

By:	DANIEL R. FURLONG
Daniel R. Furlong
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension - Schema				X

101.CAL	XBRL Taxonomy Extension - Calculations				X

101.DEF	XBRL Taxonomy Extension - Definitions				X

101.LAB	XBRL Taxonomy Extension - Labels				X

101.PRE	XBRL Taxonomy Extension - Presentation				X