Form 10-Q/A
period 2013-03-31
AcroBoo, Inc.
filed 2014-09-05
CIK 1497251

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of March 31, 2013, the registrant had 1,624,732 shares of its common stock issued and outstanding.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2013 is to reflect that we are a shell company. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-Q	11/25/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	11/25/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	11/25/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	11/25/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	11/25/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	11/25/13	101.PRE

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of September, 2014.

ACROBOO, INC.
(the “Registrant”)

By:	DANIEL R. FURLONG
Daniel R. Furlong
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-Q	11/25/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	11/25/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	11/25/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	11/25/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	11/25/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	11/25/13	101.PRE