Form 10-Q/A
period 2013-06-30
AcroBoo, Inc.
filed 2014-09-05
CIK 1497251

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2013 is to reflect that we are a shell company. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6.                           EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-Q	12/12/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	12/12/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	12/12/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	12/12/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	12/12/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	12/12/13	101.PRE

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

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-Q	12/12/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	12/12/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	12/12/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	12/12/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	12/12/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	12/12/13	101.PRE