Form 10-K/A
period 2013-09-30
AcroBoo, Inc.
filed 2014-09-05
CIK 1497251

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
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  [   ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]     NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2013: $0.00.

As of September 30, 2013, 1,624,732 shares of its ($0.001 par value) common stock were issued and outstanding.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2013 is to reflect that we are a shell company. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

TABLE OF CONTENTS

		Page

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.	3

Signatures		4

Exhibit Index		5

PART IV

ITEM 15.                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from De Joya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-K	12/23/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	12/23/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	12/23/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	12/23/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	12/23/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	12/23/13	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of September, 2014.

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

Signature	Title	Date

DANIEL R. FURLONG	President, Principal Executive Officer,	September 5, 2014
Daniel R. Furlong	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.	10-K	12/23/13	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	12/23/13	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	12/23/13	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	12/23/13	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	12/23/13	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	12/23/13	101.PRE