Form 10-Q/A
period 2014-06-30
AcroBoo, Inc.
filed 2014-09-05
CIK 1497251

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
As of August 6, 2014, the registrant had 1,627,232 shares of its common stock issued and outstanding.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2014 is to reflect that we are a shell company. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

		Page

PART II OTHER INFORMATION

Item 6.	Exhibits.	3

Signatures		4

Exhibit Index		5

PART II. OTHER INFORMATION

ITEM 6.                          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document	10-Q	07/23/14	101.INS

101.SCH	XBRL Taxonomy Extension - Schema	10-Q	07/23/14	101.SCH

101.CAL	XBRL Taxonomy Extension - Calculations	10-Q	07/23/14	101.CAL

101.DEF	XBRL Taxonomy Extension - Definitions	10-Q	07/23/14	101.DEF

101.LAB	XBRL Taxonomy Extension - Labels	10-Q	07/23/14	101.LAB

101.PRE	XBRL Taxonomy Extension - Presentation	10-Q	07/23/14	101.PRE

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

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X

101.INS	XBRL Instance Document	10-Q	07/23/14	101.INS

101.SCH	XBRL Taxonomy Extension - Schema	10-Q	07/23/14	101.SCH

101.CAL	XBRL Taxonomy Extension - Calculations	10-Q	07/23/14	101.CAL

101.DEF	XBRL Taxonomy Extension - Definitions	10-Q	07/23/14	101.DEF

101.LAB	XBRL Taxonomy Extension - Labels	10-Q	07/23/14	101.LAB

101.PRE	XBRL Taxonomy Extension - Presentation	10-Q	07/23/14	101.PRE