Form 10-K
period 2014-09-30
AcroBoo, Inc.
filed 2014-12-12
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

Commission file number: 000-54349

ACROBOO, INC.
(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	27-3074682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer(Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]     NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2014: $0.00.

As of September 30, 2014, 1,627,232 shares of its ($0.001 par value) common stock were issued and outstanding.

PART I

This Annual Report on Form 10-K includes forward-looking statements. The Company has based these forward-looking statements on the Company's current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company's subsidiaries that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue" or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled "Risks Factors" and the risks discussed in the Company's other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company's audited Financial Statements and related Notes thereto included elsewhere in this report.

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

AcroBoo, Inc. Business Plan

We are an online e-commerce and supply chain solutions and services provider. We are built on an EDGE ECP OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points.  We will offer products through different websites that includes, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products. While managing our own online stores, we were often approached by companies who needed help establishing an online presence.  We plan to leverage our knowledge and infrastructure to offer services to assist other retailers to expand their sales channel to the Web.  Our services have evolved to include online retailing, e-channel development, e-marketing, and brand protection solutions.  Management views these as important abilities in running an on-line business and they are part of our operation to sell products and protect our brands.  On occasion, we plan to sell these services to clients desiring to run an on-line business but do not have their own in-house expertise.  This is only expected to be a small portion of our business in the beginning years as we build up the number of products we sell on-line.

We plan to search for new solutions that harness the power of the Internet to help companies drive revenue and expand our business.  We will generate most of our revenues based on a percentage of the customers' sales.  Management expects a small percent of our revenues will be generated from other marketing services.

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

We will support our sales activities by conducting a variety of marketing programs including online marketing, public relations, direct marketing, advertising, trade shows, product seminars, user group conferences and ongoing customer communication and industry analysts programs.  We plan to participate in industry conferences such as those organized by the IRCE and shop.org.

We also plan to engage in third-party software alliance programs with other software vendors.  These programs generally provide some type of assistance for developing or marketing software products which are compatible with products of the other party.

Customer Service and Support

We will provide the following services and support to our customers:

Training Support.  We will offer our customers a professional implementation program that facilitates rapid implementation of our software products.  We will help customers define the nature of their project and subsequently proceed through the implementation process.  We will provide training for all users and managers involved.  We will first establish measurable financial and logistical performance indicators and then evaluate them for conformance during and after implementation.  Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                    PROPERTIES.

None.

ITEM 3.                   LEGAL PROCEEDINGS.

We are not party to any litigation.

ITEM 4.                   MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At September 30, 2014, there was no public trading market for our common stock.  We were in the process of developing a public trading market.  There can be no assurance that a public trading market will develop at that time or be sustained in the future.  Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this filing, including the many risks associated with an investment in our company, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Holders

As of September 30, 2014 there were 80 holders of record for our common stock.  There were a total of 1,627,232 shares of common stock outstanding.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers' duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers' rights and remedies in cases of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of our Public Offering

On November 9, 2010, we filed a Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on Form S-1.  The Registration was declared effective by the SEC on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of our common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,627,232 shares of Common Stock issued and outstanding

ITEM 6.                    SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion is intended to further the reader's understanding of the Company's financial condition and results of operations and should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company's other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered "off balance sheet" pursuant to disclosure requirements under Item 303(c) of Regulation S-K.

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

Comprehensive Loss

Net loss is equal to comprehensive loss.

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

The income tax provision for the year ended September 30, 2014,  the year ended September 30, 2013,and from inception (June 14, 2010) to September 30, 2014 was as follows:

	For the year ended September 30, 2014	For the year ended September 30, 2013	Inception (June 14, 2010) to September 30, 2014
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$515,705	$396,805	$-
Loss for the period	75,700	118,900	591,405
Net loss carryforward	$591,405	$515,705	$591,405

Less valuation allowance	$(591,405)	$(515,705)	$(591,405)
Total net deferred tax assets	-	-	-

The company had the following deferred income tax assets as of September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Net deferred tax asset	$591,405	$515,705
Less: Valuation allowance	(591,405)	(515,705)
Net deferred tax asset	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period from inception to September 30, 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2014, the capitalization of AcroBoo on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

September 30, 2014 Actual

Common stock, $0.001 par value; 75,000,000 shares authorized; 1,627,232 shares issued and outstanding at September 30, 2014	1,627
Additional paid-in capital	590,078
Deficit accumulated during development stage	(591,405)

Total stockholders' equity	$300

Results of Operations for the years ended September 30, 2014 and September 30, 2013, and from inception (June 14, 2010) to September 30, 2014

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

For the years ended September 30, 2014, September 30, 2013, and from our inception on June 14, 2010 through September 30, 2014, we earned revenues of approximately $0, $1,400 and $127,610, respectively, primarily from website-related services including website development, consulting and marketing and sale of merchandise on our websites.

Costs of revenue during these same periods were approximately $0, $2,700 and $59,855, respectively. Costs of sales primarily consisted of costs related to website-related services and product purchased for re-sale on our websites.

For the years ended September 30, 2014, September 30, 2013, and from our inception on June 14, 2010 through September 30, 2014, we incurred marketing and sales costs of $0, $1,200 and $85,530 respectively.

For the years ended September 30, 2014, September 30, 2013, and from our inception on June 14, 2010 through September 30, 2014, we incurred salaries of $0, $16,800 and $252,630, respectively.

For the years ended September 30, 2014, September 30, 2013, and from our inception on June 14, 2010 through September 30, 2014, we incurred contract labor of $0, $19,300 and $112,260.

For the years ended September 30, 2014, September 30, 2013, and from our inception on June 14, 2010 through September 30, 2014, we incurred general and administrative cost of $13,300, $4,700 and $51,255, respectively. Accounting and audit costs during these same periods were $27,500, $63,600 and $106,010, respectively. Legal costs during these same periods were $34,900, $12,000 and $51,475.

In our September 30, 2014, 2013, 2012, 2011 and 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about our ability to continue as a going concern.

Going Concern

 The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

 Beginning in the quarter ended March 31, 2013, AcroBoo ceased providing services to customers and other activities that generate revenue. As of September 30, 2014, we have accumulated operating losses of approximately $591,405 since inception.

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

Significant changes in the number of employees

As of September 30, 2014, we did not have any paid employees.  We are dependent upon our sole officer and a director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of approximately $300. The primary source of cash is capital contributed from the related party, Jagged Peak.

Since our inception on June 14, 2010, our operations utilized approximately $591,405 of cash. This was funded primarily by the capital contributed and advances by the related party, Jagged Peak. Cash contributed and advances from the related party was $591,705 as of September 30, 2014.

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

As a result of our current cash status, no officer or director received compensation through the fiscal year ended September 30, 2014. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 2013 and concluded that they will not have a material effect on the financial statements as of September 30, 2014.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements
AcroBoo, Inc.
(A Development Stage Company)
For the Fiscal Years Ended September 30, 2014 and 2013
Report of Independent Registered Public Accounting Firm

PAULA S. MORELLI, CPA P.C.
21 MARTHA STREET
FREEPORT, NY  11520
(516) 378-4258

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of
AcroBoo Inc.

I have audited the accompanying balance sheets of AcroBoo Inc, (the Company") as of September 30, 2014 and September 30, 2013, and the related statements of operations, stockholders' equity, and cash flows for the period from June 14, 2010 (inception) to September 30, 2014 for the purpose of expressing an opinion thereon. These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcroBoo Inc. as of September 30, 2014 and September 30, 2013 and for the period June 14, 2010 (inception) to September 30, 2014  in conformity with accounting principles generally accepted in the United States.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding this situation are also discussed in Note 2 .The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paula S. Morelli, CPA
Paula S. Morelli, CPA  P.C.
Freeport, New York
December 9, 2014

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets
(Audited)

	September 30, 2014	September 30, 2013

Assets

Current assets:
Cash and equivalents	$300	$400
Total current assets	300	400
Total assets	300	400

Liabilities and Stockholders' Deficit
Current liabilities:
Payable to related party	-	306,200
Total current liabilities	-	306,200
Total liabilities	-	306,200

Stockholders' deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized; 1,627,232 and 1,624,732 shares issued and outstanding at September 30, 2014 and at September 30, 2013, respectively	1,627	1,625
Additional paid-in capital	590,078	208,280
Deficit accumulated during development stage	(591,405)	(515,705)

Total stockholders' equity	300	(305,800)
Total liabilities and stockholders' equity	$300	$400

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
 Statements of Operations
(Audited)

	For the year ended September 30, 2014	For the year ended September 30, 2013	Inception (June 14, 2010) to September 30, 2014

Revenue	$-	$1,400	$127,610

Cost of Sales	-	2,700	59,855
Gross margin	-	(1,300)	67,755

Expenses:
Accounting and Audit	27,500	63,600	106,010
Legal	34,900	12,000	51,475
Marketing and sales	-	1,200	85,530
Salaries	-	16,800	252,630
Contract labor	-	19,300	112,260
General and administrative	13,300	4,700	51,255
Total expenses	75,700	117,600	659,160

Net loss	$(75,700)	$(118,900)	$(591,405)

Weighted average number of common shares outstanding - basic	1,626,485	1,624,732	1,627,232

Net loss per share - basic	$(0.05)	$(0.07)	$(0.36)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
Inception (June 14, 2010) to September 30, 2014
(Audited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Contributed Capital	-	-	3,705	-	3,075

Net loss for the period	-	-	-	(4,575)	(4,575)

Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625

Additional paid in capital	-	-	92,535	-	92,535

Net loss for the period	-	-	-	(103,330)	(103,330)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470	-	71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	41,200	-	41,200

Net loss for the period	-	-	-	(118,900)	(118,900)

Balance, September 30, 2013	1,624,732	$1,625	$208,280	$(515,705)	$(305,800)

Additional paid in capital	-	-	381,798	-	381,798

Issuance of common stock	2,500	2	-	-	2

Net loss for the period	-	-	-	(75,700)	(75,700)

Balance, September 30, 2014	1,627,232	$1,627	$590,078	$(591,405)	$300

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

	For the year ended September 30, 2014	For the year ended September 30, 2013	Inception (June 14, 2010) to September 30, 2013

Cash flows from operating activities
Net loss	$(75,700)	$(118,900)	$(591,405)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in accounts receivable	-	-	-
Net cash used by operating activities	(75,700)	(118,900)	(591,405)

Cash flows from financing activities
Increase (decreases) in advances from related party	(306,200)	77,500	-
Increase in contributed capital	381,800	41,200	591,705
Net cash provided by financing activities	75,600	118,700	591,705

Net increase (decrease) in cash	(100)	(200)	300

Cash, beginning of period	400	600	-

Cash, end of period	$300	$400	$300

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	-	1,625

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2014

NOTE 1 - GENERAL BACKGROUND INFORMATION

AcroBoo is an e-commerce and supply chain solutions and services provider. AcroBoo is built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points.  AcroBoo will offer products through different websites that includes, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products.  While managing our own online stores, we were often approached by companies who needed help establishing an online presence.  We plan to leverage our knowledge and infrastructure to offer services to assist other retailers expand their sales channel to the Web.  Our services have evolved to include online retailing, e-channel development, e-marketing and brand protection solutions.  Management views these as important abilities in running an on-line business and they are part of AcroBoo's operation to sell products and protect its brands.  AcroBoo on occasion plans to sell these services to clients desiring to run an on-line business but does not have their own in-house expertise.  This is only expected to be a small portion of the business in the beginning years as AcroBoo builds up the number of products it sells on-line.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit since inception of $591,405.

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
September 30, 2014

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

Advertising

Advertising costs are expensed when incurred. The Company incurred approximately $0, $1,200 and $85,530 of sales and marketing expenses, including advertising, for the years ended September 30, 2014, September 30, 2013 and during the period from inception (June 14, 2010) to September 30, 2014, respectively.

Comprehensive Loss

Net loss is equal to comprehensive loss.

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

The income tax provision for the year ended September 30, 2014, September 30, 2013 and from inception (June 14, 2010) to September 30, 2014 was as follows:

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2014

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES continued

	For the year ended September 30, 2014	For the year ended September 30, 2013	Inception (June 14, 2010) to September 30, 2014
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$515,705	$396,805	$-
Loss for the period	75,700	118,900	591,405
Net loss carryforward	$591,405	$515,705	$591,405

Less valuation allowance	$(591,405)	$(515,705)	$(591,405)
Total net deferred tax assets	-	-	-

The company had the following deferred income tax assets as of September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Net deferred tax asset	$591,405	$515,705
Less: Valuation allowance	(591,405)	(515,705)
Net deferred tax asset	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period from inception to September 30, 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

Year end
The Company's fiscal year-end is September 30.

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2014

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES continued

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4 - STOCKHOLDERS' DEFICIT

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.  1,627,232 and 1,624,732 shares were issued and outstanding as of September 30, 2014 and September 30, 2013, respectively.

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

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission ("SEC") on Form S-1. The Registration became effective on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,624,732 shares of Common Stock issued and outstanding. There were no additional considerations received from the shareholders and those shareholders holds all the Company's current outstanding stock.

On February 25, 2011, Acroboo's former parent company, Jagged Peak, Inc., contributed capital of $41,425 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

On April 29, 2011 Acroboo's former parent company, Jagged Peak, Inc., contributed capital of $20,500 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

On May 27, 2011 Acroboo's former parent company, Jagged Peak, Inc., contributed capital of $19,060 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2014

NOTE 4 - STOCKHOLDERS' DEFICIT continued

On September 30, 2011, Acroboo's former parent company, Jagged Peak, Inc., contributed capital of $10,050 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

Between July 1, 2012 and September 30, 2012, a director of the Company contributed capital of $36,480 for salaries and commissions. Such contribution is not expected to be repaid.

On December 30, 2011, Acroboo's former parent company, Jagged Peak, Inc., contributed capital of $34,990 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid in full.

Between November, 1 2012 and December 31, 2012, a director of the Company contributed capital of $37,000 for salaries and commissions. Such contribution is not expected to be repaid.

On January 15, 2013, a director of the Company contributed capital of $4,200 for salaries and to fund working capital. Such contribution is not expected to be repaid.

On January 17, 2014, Acroboo issued 2,500 shares of the Company's common stock to Island Capital Management, LLC.

On June 30, 2014, Acroboo's former parent company, Jagged Peak, Inc., agreed to release AcroBoo from its obligation to repay the non-interest bearing trade payable $349,098 balance due to Jagged Peak. AcroBoo recorded this transaction as Additional Paid in Capital.

On September 15, 2014, Acroboo's former parent company, Jagged Peak, Inc., contributed capital of $32,700 for audit, legal and other general and administrative costs. Such contribution is not expected to be repaid in full.

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

As of September 30, 2014, 1,627,232 shares of the Company's Common Stock are issued and outstanding.

ACROBOO, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Audited)
September 30, 2014

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

On September 15, 2014, Jagged Peak, Inc. contributed capital of $32,700 for audit, legal and other general and administrative costs. Such contribution is not expected to be repaid in full.

NOTE 6 – SUBSEQUENT EVENTS

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On June 4, 2013, Acroboo terminated De Joya Griffith, LLC, 2580 Anthem Village Drive, Henderson, Nevada 89052 as its auditor.  Except as noted in the paragraph immediately below, the reports of De Joya Griffith, LLC on the financial statements as of and for the years ended September 30, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports on our financial statements as of and for the years ended September 30, 2011 and 2010 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

During the years ended September 30, 2011 and 2010 and for the period October 1, 2011 through June 4, 2013,  we have not had any disagreements with De Joya Griffith, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to De Joya Griffith, LLC's satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended September 30, 2011 and 2010, and through June 4, 2013, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K other than on September 18, 2012 we filed a Form 8-K and disclosed that our board of directors determined, upon advice of management, that our financial statements and related disclosures included in our quarterly reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and our Form 10-K for the year ended September 30, 2011, ("Previously Issued Financial Statements") should be restated because they contain errors as addressed in Financial Accounting Standards Board Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. Accordingly, the Previously Issued Financial Statements issued by us should not be relied upon. We restated the Previously Issued Financial Statements to correct the errors by amending our Form 10-Qs for the periods ended March 31, 2011, June 30, 2011and Form 10-K for the year ended September 30, 2011.  The foregoing matters were discussed with De Joya Griffith, LLC.

On June 24, 2013, we delivered a copy of this report to De Joya Griffith, LLC and De Joya Griffith, LLC issued its response agreeing with the foregoing which is attached hereto as "Exhibit 16.1".

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of September 30, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2014.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION.

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of September 30, 2014 are as follows:

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position(s)

Daniel R. Furlong	66	president, principal accounting officer, principal executive officer
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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review, Mr. Furlong failed to file a Form 3 which was due at the SEC on April 11, 2012. On September 22, 2014, Mr. Furlong filed Form 3.

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

ITEM 11.                EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from during the fiscal years ended September 30, 2014 and September 30, 2013, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.
Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension Value
& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong	2014	0	0	0	0	0	0	0	0
President &	2013	0	0	0	0	0	0	0	0
Treasurer

In 2013, AcroBoo paid one employee salary and commissions of approximately $16,800. We do not anticipate paying salaries for anyone other than this employee until we have adequate funds to do so.

The following table sets forth the compensation paid by us from to our sole director for the year ending September 30, 2014. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.  Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Jagged Peak, Inc., 3000 Bayport Drive, Suite 250; Tampa, Florida 33607.  Percentage of Class is based on 1,627,232 shares that were issued and outstanding as of the record date.

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percentage of Class
Daniel R. Furlong (1)	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director	289,008	17.76%
Executive Officers, Directors and others (as a group of 1)		289,008	17.76%

Paul Demirdjian and Primrose Demirdjian (2)	Shareholders	490,009	30.11%
Vince Fabrizzi (3)	Shareholders	289,008	17.76%

(1)	Mr. Furlong, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.

(2)	Mr. Demirdjian and Mrs. Demirdjian, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607. All shares are held jointly with Primrose Demirdjian.

(3)	Mr. Vince Fabrizzi, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS' INDEPENDENCE.

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

ITEM 14.                PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

(1)               Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$26,000	Paula S. Morelli, CPA P.C.
2013	$18,750	Paula S. Morelli, CPA P.C.
2013	$44,850	De Joya Griffith & Company, LLC

(2)               Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$-	Paula S. Morelli, CPA P.C.
2013	$-	Paula S. Morelli, CPA P.C.

(3)               Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$500	Jay M. Needelman, CPA
2013	$350	Jay M. Needelman, CPA

(4)               All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$-	Paula S. Morelli, CPA P.C.
2013	$-	Paula S. Morelli, CPA P.C.

(5)               Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)               The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of December, 2014.

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

Signature	Title	Date

DANIEL R. FURLONG	President, Principal Executive Officer,	December 12, 2014
Daniel R. Furlong	Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X