Form 10-Q
period 2015-03-31
AcroBoo, Inc.
filed 2015-05-20
CIK 1497251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

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
As of May 20, 2015, the registrant had 1,627,232 shares of its common stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

ACROBOO, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2015 (Unaudited)	September 30, 2014 (Audited)

Assets

Current assets:
Cash and equivalents	$200	$300
Total current assets	200	300
Total assets	200	300

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts Payable	16,200	-
Total current liabilities	16,200	-
Total liabilities	16,200

Stockholders' equity (deficit):

Common stock, $0.001 par value; 75,000,000 shares authorized; 1,627,232 shares issued and outstanding at March 31, 2015 and September 30, 2014	1,627	1,627
Additional paid-in capital	590,078	590,078
Deficit accumulated during development stage	(607,705)	(591,405)

Total stockholders' equity (deficit)	(16,000)	300
Total liabilities and stockholders' equity (deficit)	$200	$300

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014	For the six months ended March 31, 2015	For the six months ended March 31, 2014	Inception (June 14, 2010) to March 31, 2015

Revenue	$-	$-	$-	$-	$127,610

Cost of Sales	-	-	-	-	59,855
Gross margin	-	-	-	-	67,755

Expenses:
Accounting and audit	2,600	8,100	8,700	21,800	114,710
Legal	2,500	-	5,600	6,000	57,075
Marketing and sales	-	-	-	-	85,530
Salaries	-	-	-	-	252,630
Contract labor	-	-	-	-	112,260
General and administrative	700	8,200	2,000	8,800	53,255
Total expenses	5,800	16,300	16,300	36,600	675,460

Net loss	$(5,800)	$(16,300)	$(16,300)	$(36,600)	$(607,705)

Weighted average number of common shares outstanding - basic	1,627,232	1,624,732	1,627,232	1,624,732	1,627,232

Net loss per share - basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)	$(0.37)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the period from Inception (June 14, 2010) to March 31, 2015
(Unaudited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-

Issuance of common stock	1,624,732	1,625	-	-	1,625

Additional paid in capital	-	-	95,610	-	95,610

Net loss for the period	-	-	-	(107,905)	(107,905)

Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470		71,470

Net loss for the period	-	-	-	(288,900)	(288,900)

Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	41,200	-	41,200

Net loss for the period	-	-	-	(118,900)	(118,900)

Balance, September 30, 2013	1,624,732	$1,625	$208,280	$(515,705)	$(305,800)

Issuance of Common Stock	2,500	2	-	-	2

Additional Paid in Capital	-	-	381,798	-	381,798

Net loss for the period	-	-	-	(75,700)	(75,700)

Balance, September 30, 2014	1,627,232	$1,627	$590,078	$(591,405)	$300

Net loss for the period	-	-	-	(16,300)	(16,300)

Balance, March 31, 2015	1,627,232	$1,627	$590,078	$(607,705)	$(16,000)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended March 31, 2015	For the six months ended March 31, 2014	Inception (June 14, 2010) to March 31, 2015

Operating activities
Net loss	$(16,300)	$(36,600)	$(607,705)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in Other Current Liabilities	16,200	-	16,200
Net cash used in operating activities	(100)	(36,600)	(591,505)

Financing activities
Increase in payable to related party	-	36,600	-
Increase in contributed capital	-	-	591,705
Net cash provided by financing activities	-	36,600	591,705

Net increase (decrease) in cash	(100)	-	200

Cash, beginning of period	300	400	-

Cash, end of period	$200	$400	$200

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	-	1,627

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2014 audited financial statements filed therewith. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015.   The Company is a development stage company, as defined in FASB ASC 915 "Development Stage Entities."

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit since inception of $607,705. The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

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
March 31, 2015
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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 and $85,530 of sales and marketing expenses, including advertising, for the six months ended March 31, 2015 and from inception (June 14, 2010) to March 31, 2015, respectively.  For the six months ended March 31, 2014, sales and marketing expenses, including advertising were $0.

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

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

The income tax provision for the six months ended March 31, 2015 and March 31, 2014 and from inception (June 14, 2010) to March 31, 2015 was as follows:

	For the six months ended March 31, 2015	For the six months ended March 31, 2014	From Inception (June 14, 2010) to March 31, 2015
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$591,405	$515,705	$-
Loss for the period	$16,300	$36,600	$607,705
Net loss carryforward	607,705	552,305	607,705

Less valuation allowance	(607,705)	(552,305)	(607,705)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Net deferred tax assets	$607,705	$591,405

Less: Valuation allowance	(607,705)	(591,405)
Total net deferred tax assets	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2015 and September 30, 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2030.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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
March 31, 2015
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

As of March 31, 2015, 1,627,232 shares of the Company's Common Stock are issued and outstanding.

ACROBOO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
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

AcroBoo, Inc. was formed by Jagged Peak, Inc. ("Jagged Peak") on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.   As of March 31, 2015 and September 30, 2014 AcroBoo had an outstanding balance payable to Jagged Peak of $0 and $0 respectively.

On June 30, 2014, Jagged Peak, Inc. agreed to release AcroBoo from its obligation to repay the non-interest bearing trade payable $349,098 balance due to Jagged Peak. AcroBoo recorded this transaction as Additional Paid in Capital.

NOTE 6 – SUBSEQUENT EVENT

None.

NOTE 7 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2015 and for the six months ended March 31, 2015 and 2014 and for the period from the company's inception to March 31, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows for the six months ended March 31, 2015 and 2014 and for the period from the company's inception to March 31, 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending September 30, 2015. The balance sheet at September 30, 2014 has been derived from the audited financial statements at that date.

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

The Company has $200 of cash assets as of March 31, 2015.  The relevant accounting policies are listed below.

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

The income tax provision for the six months ended March 31, 2015 and March 31, 2014 and from inception (June 14, 2010) to March 31, 2015 was as follows:

	For the six months ended March 31, 2015	For the six months ended March 31, 2014	From Inception (June 14, 2010) to March 31, 2015
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$591,405	$515,705	$-
Loss for the period	$16,300	$36,600	$607,705
Net loss carryforward	607,705	552,305	607,705

Less valuation allowance	(607,705)	(552,305)	(607,705)

Total net deferred tax assets	$-	$-	$-

The company had the following deferred income tax assets as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Net deferred tax assets	$607,705	$591,405

Less: Valuation allowance	(607,705)	(591,405)
Total net deferred tax assets	$-	$-

      The company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2015 and September 30, 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2030.

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

Results of Operations for the six months ended March 31, 2015 and March 31, 2014 and from Inception (June 14, 2010) to March 31, 2014

Beginning in the quarter ended March 31, 2013, AcroBoo ceased providing services to customers and other activities that generate revenue.  AcroBoo also ended its employment agreement with its sole paid employee.  Significant costs after this period consisted primarily of audit and legal costs. AcroBoo did not, however, terminate material operations.

For the six months ended March 31, 2015 and March 31, 2014 and from inception (June 14, 2010) to March 31, 2015, respectively the Company earned revenues of $0, $0 and $127,610, respectively.  Costs of revenue during these same periods were approximately $0, $0 and $59,855, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites.  Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the six months ended March 31, 2015 and from inception (June 14, 2010) to March 31, 2015, respectively, the Company incurred accounting and audit costs of $8,700 and $114,710, respectively.

For the six months ended March 31, 2014 the Company incurred accounting and audit costs of $21,800.

For the six months ended March 31, 2015 and from inception (June 14, 2010) to March 31, 2015, the Company incurred marketing and sales costs of $0 and $85,530, respectively and salaries of $0 and $252,630, respectively.  Contract labor costs during these same periods were $0 and $112,260, respectively.

For the six months ended March 31, 2014, the Company incurred marketing and sales costs of $0 and salaries of $0.  Contract labor costs during this six month period were $0.

For the six months ended March 31, 2015 and from inception (June 14, 2010) to March 31, 2015, the Company incurred General and Administrative costs of $2,000 and $53,255, respectively.

For the six months ended March 31, 2014, the Company incurred General and Administrative costs of $8,800.

Going Concern

Beginning in the quarter ended March 31, 2013, AcroBoo ceased providing services to customers and other activities that generate revenue.  AcroBoo also ended its employment agreement with its sole paid employee.  Significant costs after this period consisted primarily of audit and legal costs.

For the six months ended March 31, 2015 and March 31, 2014 and from inception (June 14, 2010) to March 31, 2015, respectively the Company earned revenues of $0, $0 and $127,610, respectively.  Costs of revenue during these same periods were approximately $0, $0 and $59,855, respectively.

Revenue earned during these periods was primarily from the sale of merchandise on our websites.  Costs of sales incurred during these periods primarily consisted of product purchased for re-sale on our websites.

For the six months ended March 31, 2015 and from inception (June 14, 2010) to March 31, 2015, respectively, the Company incurred accounting and audit costs of $8,700 and $114,710, respectively.

For the six months ended March 31, 2014 the Company incurred accounting and audit costs of $21,800.

For the six months ended March 31, 2015 and from inception (June 14, 2010) to March 31, 2015, the Company incurred marketing and sales costs of $0 and $85,530, respectively and salaries of $0 and $252,630, respectively.  Contract labor costs during these same periods were $0 and $112,260, respectively.

For the six months ended March 31, 2014, the Company incurred marketing and sales costs of $0 and salaries of $0.  Contract labor costs during this three month period were $0.

For the six months ended March 31, 2015 and from inception (June 14, 2010) to March 31, 2015, the Company incurred General and Administrative costs of $2,000 and $53,255, respectively.

For the six months ended March 31, 2014, the Company incurred General and Administrative costs of $8,800.

As of March 31, 2015, we have accumulated operating losses of approximately $607,705 since inception.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Employees

As of March 31, 2015, we have no paid employees.  We are dependent upon Daniel Furlong, our president, for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2015 reflects a cash balance of $200.  Cash and cash equivalents from inception to date have not been sufficient to provide the operating capital necessary to operate to date.  We have relied on contributed capital to fund our operations.  Contributed capital as of March 31, 2015 was $591,705.

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

As a result of our current limited available cash, no officer or director received compensation through the quarter ended March 31, 2015.  We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements and concluded that they will not have a material effect on the financial statements as of March 31, 2015.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May, 2015.

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