Form 10-K
period 2015-09-30
AcroBoo, Inc.
filed 2016-01-14
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Commission file number: 000-54349

ACROBOO, INC.

(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	27-3074682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Cecil Street #09-02

Cecil Court

Singapore 069538

 (Address of principal executive offices, including zip code)

+60 16 202 9898

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X ]     NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2015: $0.01.

As of January 11, 2016, 2,377,232 shares of its ($0.001 par value) common stock were issued and outstanding.

PART I

This Annual Report on Form 10-K includes forward-looking statements. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risk Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 1.

BUSINESS.

Overview of Current Operations

Corporate History

AcroBoo, Inc., which may also be referred to as AcroBoo, the Company, we, our and us, was organized on June 14, 2010 (Date of Inception) under the laws of the State of Nevada, as AcroBoo, Inc.  We were incorporated as a subsidiary of Jagged Peak, Inc., a Nevada corporation.

On December 22, 2015, Lim Kor Kiat purchased 1,818,025 shares of common stock, constituting 76.48% of our issued and outstanding shares of common stock, from three principal shareholders of the Company.

Current Operations

Beginning in the quarter ended March 31, 2013, AcroBoo ceased providing services to customers and other activities that generate revenue. AcroBoo also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs.

AcroBoo, Inc. Business Plan

We are an online e-commerce and supply chain solutions and services provider. We are built on an EDGE ECP OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points.  We will offer products through different websites that include, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products. While managing our own online stores, we were often approached by companies who needed help establishing an online presence.  We plan to leverage our knowledge and infrastructure to offer services to assist other retailers to expand their sales channel to the Web.  Our services have evolved to include online retailing, e-channel development, e-marketing, and brand protection solutions.  Management views these as important abilities in running an on-line business and they are part of our operation to sell products and protect our brands.  On occasion, we plan to sell these services to clients desiring to run an on-line business but do not have their own in-house expertise.  This is only expected to be a small portion of our business in the beginning years as we build up the number of products that we sell on-line.

We plan to search for new solutions that harness the power of the Internet to help companies drive revenue and expand our business.  We will generate most of our revenues based on a percentage of the customers’ sales.  Management expects a small percent of our revenues will be generated from other marketing services.

Sales and Marketing

We plan to market our products and services through online direct and indirect sales channels. We will conduct our principal sales and marketing activities from corporate headquarters.  We plan to develop a network of agents who will assist in selling our products globally.  We intend to utilize these and future relationships with software and service organizations to enhance our sales and marketing position.  These independent distributors and resellers will distribute our product lines domestically and in foreign countries. These vendors will typically sell their own consulting and systems integration services in conjunction with licensing our products.

We will support our sales activities by conducting a variety of marketing programs including online marketing, public relations, direct marketing, advertising, trade shows, product seminars, user group conferences and ongoing customer communication and industry analysts programs.  We plan to participate in industry conferences such as those organized by the IRCE and shop.org.

We also plan to engage in third-party software alliance programs with other software vendors.  These programs will generally provide some type of assistance for developing or marketing software products which are compatible with products of the other party.

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

General Training Services.  We will offer our customers post-delivery professional services consisting primarily of implementation and training services, for which we will charge on a daily basis.  Customers that purchase implementation services will receive assistance in integrating our solutions with existing software applications and databases.

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

Competition

Our competitors are diverse and offer a variety of solutions directed at various aspects of the supply chain, as well as the enterprise application market as a whole. Our existing competitors include:

•

Retailers such as Amazon, eBay and GSI and SureSource

To the extent such vendors develop or acquire systems with functionality comparable to our products, their significant installed customer base, long-standing customer relationships and ability to offer  broad solutions could provide a competitive advantage over our products.

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

None

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the fiscal year ended September 30, 2015, our common stock was quoted on the OTC under the symbol ARBJ with a high and low bid of $0.01 per share but no trading of our common stock. There can be no assurance that a public trading market will develop at that time or be sustained in the future.  Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this filing, including the many risks associated with an investment in our company, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Holders

As of January 11, 2016 there were 82 holders of record for our common stock.  There were a total of 2,377,232 shares of common stock outstanding.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934 as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions, and FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

The income tax provision for the year ended September 30, 2015,  the year ended September 30, 2014, and from inception (June 14, 2010) to  September 30, 2015 was as follows:

	For the year ended September 30, 2015	For the year ended September 30, 2014	Inception (June 14, 2010) to September 30, 2015
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$591,405	$515,705	$-
Loss for the period	31,716	75,700	623,121
Net loss carryforward	$623,121	$591,405	$623,121

Less valuation allowance	$(623,121)	$(591,405)	$(623,121)
Total net deferred tax assets	-	-	-

The company had the following deferred income tax assets as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Net deferred tax asset	$623,121	$591,405
Less: Valuation allowance	(623,121)	(591,405)
Net deferred tax asset	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period from inception to September 30, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2015, the capitalization of AcroBoo on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

September 30, 2015 Actual:

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at September 30, 2015	2,377
Additional paid-in capital	596,828
Deficit accumulated during development stage	(623,121)

Total stockholders’ equity	$(23,916)

Results of Operations for the years ended September 30, 2015 and September 30, 2014, and from inception (June 14, 2010) to September 30, 2015

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

For the years ended September 30, 2015, September 30, 2014, and from our inception on June 14, 2010 through September 30, 2015, we earned revenues of approximately $0, $0 and $127,610, respectively, primarily from website-related services including website development, consulting and marketing and sale of merchandise on our websites.

Costs of revenue during these same periods were approximately $0, $0 and $59,855, respectively. Costs of sales primarily consisted of costs related to website-related services and product purchased for re-sale on our websites.

For the years ended September 30, 2015, September 30, 2014, and from our inception on June 14, 2010 through September 30, 2015, we incurred marketing and sales costs of $0, $0 and $85,530 respectively.

For the years ended September 30, 2015, September 30, 2014, and from our inception on June 14, 2010 through September 30, 2015, we incurred salaries of $0, $0 and $252,630, respectively.

For the years ended September 30, 2015, September 30, 2014, and from our inception on June 14, 2010 through September 30, 2015, we incurred contract labor of $0, $0 and $112,260.

For the years ended September 30, 2015, September 30, 2014, and from our inception on June 14, 2010 through September 30, 2015, we incurred general and administrative cost of $2,240, $13,300 and $53,495, respectively. Accounting and audit costs during these same periods were $16,031, $27,500 and $122,041, respectively. Legal costs during these same periods were $13,445, $34,900 and $64,920.

In our September 30, 2015, 2014, 2013, 2012, 2011 and 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Beginning in the quarter ended March 31, 2013, AcroBoo ceased providing services to customers and other activities that generate revenue. As of September 30, 2015, we have accumulated operating losses of approximately $623,121 since inception.

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

Significant changes in the number of employees

As of September 30, 2015, we did not have any paid employees.  We are dependent upon our sole officer and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of approximately $348. The primary source of cash is capital contributed from the related party, Jagged Peak.

Since our inception on June 14, 2010, our operations utilized approximately $598,857 of cash. This was funded primarily by the capital contributed and advances by the related party, Jagged Peak. Cash contributed and advances from the related party was $599,205 as of September 30, 2015.

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

As a result of our current cash status, no officer or director received compensation through the fiscal year ended September 30, 2015. We have no employment agreements in place with our officers.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition:  We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 2014 and concluded that they will not have a material effect on the financial statements as of September 30, 2015.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

AcroBoo, Inc.

(A Development Stage Company)

For the Fiscal Years Ended September 30, 2015 and 2014

Report of Independent Registered Public Accounting Firm

INDEX TO THE FINANCIALS

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	16- 17

FINANCIAL STATEMENTS
Balance Sheets	18
Statements of Operations	19
Statements of Changes in Stockholders’ Equity	20
Statements of Cash Flows	21

NOTES TO AUDITED FINANCIAL STATEMENTS	22- 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AcroBoo, Inc.

We have audited the accompanying balance sheet of AcroBoo, Inc. as of September 30, 2015, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. AcroBoo's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcroBoo, Inc. as of September 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this situation are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

January 14, 2016

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

/s/  Paula S. Morelli, CPA

Paula S. Morelli, CPA P.C.

Freeport, New York

December 9, 2014

ACROBOO, INC.

(A Development Stage Company)

Balance Sheets

(Audited)

	September 30, 2015	September 30, 2014

Assets

Current assets:
Cash and equivalents	$348	$300
Total current assets	348	300
Total assets	348	300

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and other current liabilities	24,264	-
Total current liabilities	24,264	-
Total liabilities	24,264	-

Stockholders’ deficit:

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 and 1,627,732 shares issued and outstanding at September 30, 2015 and at September 30, 2014, respectively	2,377	1,627
Additional paid-in capital	596,828	590,078
Deficit accumulated during development stage	(623,121)	(591,405)

Total stockholders’ equity	(23,916)	300
Total liabilities and stockholders’ equity	$348	$300

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.

(A Development Stage Company)

 Statements of Operations

(Audited)

	For the year ended September 30, 2015	For the year ended September 30, 2014	Inception (June 14, 2010) to September 30, 2015

Revenue	$-	$-	$127,610

Cost of Sales	-	-	59,855
Gross margin	-	-	67,755

Expenses:
Accounting and Audit	16,031	27,500	122,041
Legal	13,445	34,900	64,920
Marketing and sales	-	-	85,530
Salaries	-	-	252,630
Contract labor	-	-	112,260
General and administrative	2,240	13,300	53,495
Total expenses	31,716	75,700	690,876

Net loss	$(31,716)	$(75,700)	$(623,121)

Weighted average number of common shares outstanding - basic	1,847,095	1,626,485	1,665,721

Net loss per share - basic	$(0.02)	$(0.05)	$(0.37)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

Inception (June 14, 2010) to September 30, 2015

(Audited)

	Common Stock		Additional Paid in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Total

Balance at Inception, June 14, 2010	-	$-	$-	$-	$-
Contributed Capital	-	-	3,075	-	3,075
Net loss for the period	-	-	-	(4,575)	(4,575)
Balance, September 30, 2010	-	$-	$3,075	$(4,575)	$(1,500)

Issuance of common stock	1,624,732	1,625	-	-	1,625
Additional paid in capital	-	-	92,535	-	92,535
Net loss for the period	-	-	-	(103,330)	(103,330)
Balance, September 30, 2011	1,624,732	$1,625	$95,610	$(107,905)	$(10,670)

Additional paid in capital	-	-	71,470	-	71,470
Net loss for the period	-	-	-	(288,900)	(288,900)
Balance, September 30, 2012	1,624,732	$1,625	$167,080	$(396,805)	$(228,100)

Additional paid in capital	-	-	41,200	-	41,200
Net loss for the period	-	-	-	(118,900)	(118,900)
Balance, September 30, 2013	1,624,732	$1,625	$208,280	$(515,705)	$(305,800)

Additional paid in capital	-	-	381,798	-	381,798
Issuance of common stock	2,500	2	-	-	2
Net loss for the period	-	-	-	(75,700)	(75,700)
Balance, September 30, 2014	1,627,232	$1,627	$590,078	$(591,405)	$300

Additional paid in capital	-	-	6,750	-	6,750
Issuance of common stock	750,000	750	-	-	750
Net loss for the period	-	-	-	(31,716)	(31,716)
Balance, September 30, 2015	2,377,232	$2,377	$596,828	$(623,121)	$(23,916)

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the year ended September 30, 2015	For the year ended September 30, 2014	Inception (June 14, 2010) to September 30, 2015

Cash flows from operating activities
Net loss	$(31,716)	$(75,700)	$(623,121)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts payable	24,264	-	24,264
Net cash used by operating activities	(7,452)	(75,700)	(598, 857)

Cash flows from financing activities
Increase (decreases) in advances from related party	-	(306,200)	-
Increase in contributed capital	6,750	381,800	598,455
Issuance of common stock	750		750
Net cash provided by financing activities	7,500	75,600	599,205

Net increase (decrease) in cash	48	(100)	348

Cash, beginning of period	300	400	-

Cash, end of period	$348	$300	$348

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	750	-	2,375

The accompanying notes are an integral part of the financial statements.

ACROBOO, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

September 30, 2015

NOTE 1 - GENERAL BACKGROUND INFORMATION

AcroBoo is an e-commerce and supply chain solutions and services provider. AcroBoo is built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points.  AcroBoo will offer products through different websites that include, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products.  While managing our own online stores, we were often approached by companies who needed help establishing an online presence.  We plan to leverage our knowledge and infrastructure to offer services to assist other retailers expand their sales channel to the Web.  Our services have evolved to include online retailing, e-channel development, e-marketing and brand protection solutions.  Management views these as important abilities in running an on-line business and they are part of AcroBoo’s operation to sell products and protect its brands.  AcroBoo on occasion plans to sell these services to clients desiring to run an on-line business but does not have their own in-house expertise.  This is only expected to be a small portion of the business in the beginning years as AcroBoo builds up the number of products it sells on-line.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit since inception of $623,121.

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

September 30, 2015

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

Advertising

Advertising costs are expensed when incurred. The Company incurred approximately $0, $0 and $85,530 of sales and marketing expenses, including advertising, for the years ended September 30, 2015, September 30, 2014 and during the period from inception (June 14, 2010) to September 30, 2015, respectively.

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

ACROBOO, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

September 30, 2015

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES continued

The income tax provision for the year ended September 30, 2015,  the year ended September 30, 2014,and from inception (June 14, 2010) to  September 30, 2015 was as follows:

	For the year ended September 30, 2015	For the year ended September 30, 2014	Inception (June 14, 2010) to September 30, 2015
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-
Total current tax provision	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$591,405	$515,705	$-
Loss for the period	31,716	75,700	623,121
Net loss carryforward	$623,121	$591,405	$623,121

Less valuation allowance	$(623,121)	$(591,405)	$(623,121)
Total net deferred tax assets	-	-	-

The company had the following deferred income tax assets as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Net deferred tax asset	$623,121	$591,405
Less: Valuation allowance	(623,121)	(591,405)
Net deferred tax asset	$-	$-

The company provided a valuation allowance equal to the deferred income tax assets for the period from inception to September 30, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

The company did not identify any material uncertain tax positions. The company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

ACROBOO, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

September 30, 2015

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 75,000,000 shares of its $0.001 par value common stock.  2,377,232 and 1,627,732 shares were issued and outstanding as of September 30, 2015 and September 30, 2014, respectively.

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

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1. The Registration became effective on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,627,732 shares of Common Stock issued and outstanding. There were no additional considerations received from the shareholders and those shareholders holds all the Company’s current outstanding stock.

On February 25, 2011, Acroboo’s former parent company, Jagged Peak, Inc., contributed capital of $41,425 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

On April 29, 2011 Acroboo’s former parent company, Jagged Peak, Inc., contributed capital of $20,500 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

On May 27, 2011 Acroboo’s former parent company, Jagged Peak, Inc., contributed capital of $19,060 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

ACROBOO, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

September 30, 2015

NOTE 4 - STOCKHOLDERS’ DEFICIT continued

On September 30, 2011, Acroboo’s former parent company, Jagged Peak, Inc., contributed capital of $10,050 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

Between July 1, 2012 and September 30, 2012, a director of the Company contributed capital of $36,480 for salaries and commissions. Such contribution is not expected to be repaid.

On December 30, 2011, Acroboo’s former parent company, Jagged Peak, Inc., contributed capital of $34,990 for payroll, sales and marketing, and other general and administrative costs. Such contribution is not expected to be repaid.

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

On January 17, 2014, Acroboo issued 2,500 shares of the Company's common stock to Island Capital Management, LLC.

On June 30, 2014, Acroboo’s former parent company, Jagged Peak, Inc., agreed to release AcroBoo from its obligation to repay the non-interest bearing trade payable $349,098 balance due to Jagged Peak. AcroBoo recorded this transaction as Additional Paid in Capital.

On September 15, 2014, Acroboo’s former parent company, Jagged Peak, Inc., contributed capital of $32,700 for audit, legal and other general and administrative costs. Such contribution is not expected to be repaid.

On June 6, 2015 the board approved and issued 750,000 shares of the Company’s common stock. Daniel R. Furlong, Paul Demirdjian and Vincent Fabrizzi each received 250,000 shares or one-third of the shares issued. These shares were issued for consideration of a shareholder contribution of $7,500.  Daniel R. Furlong, Paul Demirdjian and Vincent Fabrizzi each contributed $2,500, or one-third, of this shareholder contribution. The foregoing shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a) (2) of the Securities Act of 1933, as amended.

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1.  The Registration became effective on April 7, 2011.

On May 10, 2011 Jagged Peak (the former parent corporation) spun off the Company. As part of the spin off agreement, Jagged Peak shareholders received one (1) share of AcroBoo common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011, the record date, for a total of 1,627,732 shares of Common Stock issued and outstanding.

As of September 30, 2015, 2,377,232 shares of the Company’s Common Stock are issued and outstanding.

ACROBOO, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Audited)

September 30, 2015

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

AcroBoo, Inc. was formed by Jagged Peak, Inc. ("Jagged Peak") on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in AcroBoo.   As of September 30, 2015 and September 30, 2014 AcroBoo did not have a balance payable due to Jagged Peak.

On June 30, 2014, Jagged Peak, Inc. agreed to release AcroBoo from its obligation to repay the non-interest bearing trade payable $349,098 balance due to Jagged Peak. AcroBoo recorded this transaction as Additional Paid in Capital.

NOTE 6 – SUBSEQUENT EVENTS

On December 22, 2015 Mr. Lim Kor Kiat, purchased an aggregate of 1,818,025 shares of our common stock (76.48% of the outstanding shares) from three former shareholders of the Company for an aggregate of $335,000.  Upon consummation of the change in control, there was a change in our Board of Directors and executive officers.  Mr. Daniel R. Furlong, who served as our sole director and officer, resigned from all of his executive officer positions, and after expanding the number of members of the Board of Directors to two, Mr. Lim Kor Kiat was appointed to serve as a member of the board of directors, Mr. Lim Kor Kiat was appointed to serve as the Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Secretary/Treasurer of the Company, effective on December 22, 2015.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On December 31, 2015, Acroboo terminated Paula S. Morelli, CPA P.C., 21 Martha Street, Freeport, New York 11520 (“Morelli”) as its auditor.   The reports of Morelli on the financial statements as of and for the year ended September 30, 2014 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

During the years ended September 30, 2014 and 2013 and during the subsequent interim period through June 30, 2015,  we have not had (a) any disagreements with Morelli on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Morelli’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

On January 7, 2016, we delivered a copy of this report to Morelli and Morelli issued its response agreeing with the foregoing, which is attached hereto as Exhibit 16.2.

New independent registered public accounting firm

On December 31, 2015, we engaged Kenne Ruan, CPA, P.C. (“Kenne Ruan”), independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Kenne Ruan on any accounting issues prior to engaging it as our new auditor.

During the two most recent fiscal years and through the date of engagement, we have not consulted with Kenne Ruan regarding either:

1.

The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Morelli concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective.  Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of September 30, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended September 30, 2015.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of January 11, 2016 are as follows:

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position(s)
Daniel R. Furlong 3000 Bayport Drive, Suite 250, Tampa, Florida 33607	67	Director

Lim Kor Kiat, 138 Cecil Street #09-02 Cecil Court Singapore 069538	40	Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Secretary/Treasurer

Set forth below is a brief description of the background and business experience of our officer and directors.

Background of officers and directors

Lim Kor Kiat

 Mr. Lim is the founder and president of EzyCloud Sdn Bhd, which was established in Malaysia in 2014. EzyCloud develops a mobile social and payment application that allows users to easily connect with each other and get rebates from shopping activities. Before EzyCloud, Mr. Lim founded Liberty Land in Taiwan in 2008 and acted as President. Liberty Land is engaged in the development of mobile applications and software. At Liberty Land, Mr. Lim developed EzyCard, a membership loyalty program through which members receive rebates and collect points.

Daniel R. Furlong

Daniel R. Furlong was our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors until December 22, 2015. Since December 22, 2015, Mr. Furling has been a director. Mr. Furlong serves as chief operations officer and director of Jagged Peak.  Mr. Furlong was previously president and co-founder of Compass Marketing Services and Paradigm Communications.  In addition, Mr. Furlong was Vice President of Marketing for Dollar Rent-A-Car of Florida - the largest Dollar Rent-A-Car franchise in the country.  Mr. Furlong graduated from the University of Wyoming with both undergraduate and graduate degrees in accounting.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, or control persons has been subject to the following events:

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

Reason for Selection to Board of Directors

Our directors were appointed as a result of his business experience.

Conflicts of Interest

We believe that none of our directors, executive officers, or control persons will be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review, Mr. Furlong failed to file a Form 3 which was due at the SEC on April 11, 2012. In addition, Mr. Vincent Fabrizzi, Mr. Paul Demirdjian and Mr. Furlong did not timely file Form 4s and Form 5s in connection with an acquisition of shares of the Company’s common stock on June 6, 2015.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from during the fiscal years ended September 30, 2015 and September 30, 2014, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension Value
& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong	2015	0	0	0	0	0	0	0	0
President &	2014	0	0	0	0	0	0	0	0
Treasurer

The company does not anticipate paying salaries until it have adequate funds to do so.

The following table sets forth the compensation paid by us to our sole director for the year ending September 30, 2015. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

Employment Agreements

We currently do not have employment agreements with our  officer.  Our officer has agreed to take no salary until we can generate enough revenues to support salaries on a regular basis.  Our officer will not be compensated for services previously provided. He will receive no accrued remuneration.

Equity Incentive Plan

We have not adopted an equity incentive plan and no stock options or similar instruments have been granted to our officer.

Audit Committee Financial Expert

We do not have an audit committee financial expert nor do we have an audit committee established at this time.

Code of Ethics and Audit Financial Expert

We do not currently have a Code of Ethics.  We do not have an audit committee, nominating committee, or audit committee financial expert.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our officer/directors.

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.  Percentage of Class is based on 2,377,232 shares that were issued and outstanding as of January 11, 2016.

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percentage of Class
Executive Officers, Directors and others
Lim Kor Kiat (1)	Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Secretary/Treasurer	1,818,025	76.48%
Daniel R. Furlong(2)	Director	-	-
All directors and effective officers as a group		1,818,025	76.48%
(1)			Mr. Lim, 138 Cecil Street #09-02, Cecil Court, Singapore 069538.
(2)			Mr. Furlong, 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.

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

Daniel Furlong, a  director, is a promoter.

We were incorporated as a wholly owned subsidiary corporation of Jagged Peak, Inc., a Nevada corporation and spun off to the shareholders of Jagged Peak, Inc.  On a pro-rata basis of 1 share of AcroBoo, Inc. for each 10 shares of Jagged Peak, Inc.

Office space and related office expenses are provided without charge by Mr. Furlong, our director.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  Mr. Furlong is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, Mr. Furlong may face a conflict in selecting between us and his other business interests.  We have not formulated a policy for the resolution of such conflicts.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$6,000	Paula S. Morelli, CPA P.C.
2015	$8,000	Kenne Ruan, CPA, P.C.
2014	$26,000	Paula S. Morelli, CPA P.C.
2013	$18,750	De Joya Griffith & Company, LLC

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$-	Paula S. Morelli, CPA P.C.
2014	$-	Paula S. Morelli, CPA P.C.

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$-	Jay M. Needelman, CPA
2014	$500	Jay M. Needelman, CPA

(4)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$-	Paula S. Morelli, CPA P.C.
2014	$-	Paula S. Morelli, CPA P.C.

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

10.1	Stock Purchase Agreement dated as of December 22, 2015 by and among Daniel R. Furlong, Paul Demirdjian, Primrose Demirdjian and Vincent Fabrizzi and Lim Kor Kiat.	8-K	12/31/15	10.1

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1
16.2	Letter from Paula S. Morelli, CPA P.C.	8-K	1/08/16	16.2

31.1 and 31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January, 2016.

ACROBOO, INC.
(the “Registrant”)

BY:	/s/ Lim Kor Kiat
Lim Kor Kiat
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lim Kor Kiat Lim Kor Kiat	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and Chairman of the Board of Directors	January 14, 2016
/s/ Daniel R. Furlong Daniel R. Furlong	Director	January 14, 2016

Exhibits 31.1 and 31.2

Certification of Principal Executive Officer and Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Lim Kor Kiat, certify that:

1. I have reviewed this annual report on Form 10-K of AcroBoo, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 14, 2016

/s/ Lim Kor Kiat
Lim Kor Kiat
Principal Executive Officer
Principal Financial Officer

Exhibits 32.1 and 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AcroBoo, Inc (the "Company") on Form 10-K for the year ended September 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lim Kor Kiat, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January14, 2016

/s/ Lim Kor Kiat
Lim Kor Kiat
Principal Executive Officer
Principal Financial Officer