Form 10-K
period 2015-12-31
Ezy Cloud Holding Inc.
filed 2016-05-26
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2015

Commission file number: 000-54349

EZY CLOUD HOLDING, INC.

(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	27-3074682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X ]     NO [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2015: $0.01.

As of May 26, 2016, 2,377,232 shares of its ($0.001 par value) common stock were issued and outstanding.

PART I

This Transition Report on Form 10-K includes forward-looking statements. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Transition Report, including the section entitled “Risk Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 1.

BUSINESS.

Overview of Current Operations

Corporate History

Ezy Cloud Holding Inc., which may also be referred to as Ezy Cloud, the Company, we, our and us, was organized on June 14, 2010 (Date of Inception) under the laws of the State of Nevada, as AcroBoo, Inc.  We were incorporated as a subsidiary of Jagged Peak, Inc., a Nevada corporation.

On December 22, 2015, Lim Kor Kiat purchased 1,818,025 shares of common stock, constituting 76.48% of our issued and outstanding shares of common stock, from three principal shareholders of the Company.

On January 15, 2016, the Company changed its corporate name from AcroBoo, Inc. to Ezy Cloud Holding Inc. The name change was effected through a parent/subsidiary short-form merger of Ezycloud Holding Inc., our wholly-owned Nevada subsidiary formed solely for the purpose of the name change, with and into us (the “Merger”). We were the surviving entity. To effectuate the Merger, we filed Articles of Merger with the Secretary of State of the State of Nevada, along with a Plan and Agreement of Merger, and the Merger became effective on January 15, 2016.  Our board of directors approved the Merger.  In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the Merger was not required. On the effective date of the Merger, our name was changed to "Ezy Cloud Holding Inc."

In connection with the name change, effective as of January 15, 2016, the trading symbol for the Company’s common stock, which is quoted on the OTC market, changed from “ARBJ” to “EZCL.”

On January 15, 2016, the Board of Directors of the Company adopted a resolution to change the Company's fiscal year end from September 30 to December 31, effective immediately as of the date of such resolution.

Current Operations

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. Ezy Cloud also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs.

Ezy Cloud Holding Inc. Business Plan

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

We also plan to engage in third-party software alliance programs with other software vendors.  These programs may generally provide some type of assistance for developing or marketing software products which are compatible with products of the other party.

Customer Service and Support

We may provide the following services and support to our customers:

Training Support.  We may offer our customers a professional implementation program that facilitates rapid implementation of our software products.  We may help customers define the nature of their project and subsequently proceed through the implementation process.  We may provide training for all users and managers involved.  We may first establish measurable financial and logistical performance indicators and then evaluate them for conformance during and after implementation.  Additional services beyond implementation can include post-implementation reviews and benchmarks to further enhance the benefits to customers.

General Training Services.  We may offer our customers post-delivery professional services consisting primarily of implementation and training services, for which we may charge on a daily basis.  Customers that purchase implementation services may receive assistance in integrating our solutions with existing software applications and databases.

Maintenance and Support Services.  We may provide our customers with ongoing product support services.  Typically, we expect to enter into support or maintenance contracts with customers for an initial one year term, with a renewal for additional periods thereafter. Under these contracts, we may provide telephone consulting, product updates and releases of new versions of products previously purchased by the customer, as well as error reporting and correction services. We may also provide ongoing support and maintenance services through telephone, electronic mail and web-based support, using a call logging and tracking system for quality assurance.

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

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the fiscal year ended December 31, 2015, our common stock was quoted on the OTC under the symbol ARBJ with a high and low bid of $0.01 per share but no trading of our common stock. There can be no assurance that a public trading market will develop at that time or be sustained in the future.  Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Holders

As of May 5, 2016 there were 84 holders of record for our common stock.  There were a total of 2,377,232 shares of common stock outstanding.

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

Overview

Ezy Cloud is an e-commerce and supply chain solutions and services provider.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three month periods ended December 31, 2015 and December 31, 2014. The company incurred $0 of sales and marketing expenses, including advertising during the years ended September 30, 2014 and September 30, 2015.

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

The income tax provision for the three months ended December 31, 2015 and December 31, 2014 and for the years ended September 30, 2014 and September 30, 2015 are as follows:

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014	For the Year Ended September 30, 2015	For the Year Ended September 30, 2014
Current Tax Provision:
Federal:
Taxable income	$-	$-	$-	$-
Total current tax provision	$-	$-	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$623,121	$591,405	$591,405	$515,705
Loss for the period	$20,498	$4,567	$31,716	$75,700
Net loss carryforward	643,619	595,972	623,121	591,405

Less valuation allowance	(643,619)	(595,972)	(623,121)	(591,405)

Total net deferred tax Assets	$-	$-	$-	$-

The Company had the following deferred income tax assets as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Net deferred tax assets	$643,619	$595,972

Less: Valuation allowance	(643,619)	(595,972)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2015 and December 31, 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31, 2015.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2015, the capitalization of Ezy Cloud on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2015 Actual:

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at December 31, 2015	$2,377
Additional paid-in capital	624,229
Deficit accumulated during development stage	(643,619)

Total stockholders’ equity	$(17,013)

Results of Operations for the three months ended December 31, 2015 and December 31, 2014 and for the years ended September 30, 2015 and September 30, 2014

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. Ezy Cloud also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. We plan to help our customers to place orders through customer services call centers and provide information on product and order status and return services.

For the three months ended December 31, 2015 and December 31, 2014 we earned $0 revenue. For the years ended September 30, 2015, September 30, 2014 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the three months ended December 31, 2015 and December 31, 2014 accounting and audit expenses were $581 and $2,031. For the years ended September 30, 2015 and September 30, 2014 accounting and audit expenses were $16,031 and $27,500. These costs were primarily the cost to prepare and audit the quarterly and annual reports required by the Securities and Exchange Commission.

For the three months ended December 31, 2015 and December 31, 2014, legal expenses were $6,887 and $2,500. For the years ended September 30, 2015 and September 30, 2014 legal expenses were $13,445 and $34,900. These costs were primarily the cost to review the quarterly and annual reports required by the Securities and Exchange Commission.

In addition, Ezy Cloud incurred legal costs associated with the share purchase transaction during the three months ended December 31, 2015. On December 22, 2015, Mr. Lim Kor Kiat purchased an aggregate of 1,818,025 shares of our common stock (76.48% of the outstanding shares) from four former shareholders of the Company for an aggregate purchase price of $335,000.

For the three months ended December 31, 2015 and December 31, 2014, general and administrative expenses were $13,030 and $36. Costs incurred in the three months ended December 31, 2015 were primarily stock transfer agent expenses related to the share purchase transaction on December 22, 2015. For the years ended September 30, 2015 and September 30, 2014 general and administrative expenses were $2,240 and $13,300.

In our December 31, 2015 and September 30, 2015, 2014, 2013, 2012, 2011 and 2010 year-end financial statements, our auditor issued an opinion that our financial condition raised substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. As of December 31, 2015, we have accumulated operating losses of approximately $643,619 since inception.

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

Significant changes in the number of employees

As of December 31, 2015, we did not have any paid employees.  We are dependent upon our officers and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of December 31 2015, we had cash of approximately $0.

Since our inception on June 14, 2010, our operations utilized approximately $624,229 of cash. This was funded primarily by the capital contributed by a previously related party, Jagged Peak.

On December 22, 2015, Mr. Lim Kor Kiat purchased an aggregate of 1,818,025 shares of our common stock (76.48% of the outstanding shares) from four former shareholders of the Company for an aggregate purchase price of $335,000.  Of this purchase price, approximately $27,401 was contributed to Ezy Cloud to pay legal, accounting and general and administrative costs. This amount is not expected to be repaid and was recorded by AcroBoo as a capital contribution...

Cash contributed was approximately $624,229 as of December 31, 2015.

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

As a result of our current cash status, no officer or director received compensation through the fiscal year ended December 31, 2015. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 31, 2015 and concluded that they will not have a material effect on the financial statements as of December 31, 2015.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Ezy Cloud Holding Inc. formerly AcroBoo, Inc.

For the three months ended December 31, 2015 and December 31, 2014 and for the fiscal years ended September 30, 2015 and September 30, 2014

Report of Independent Registered Public Accounting Firm

INDEX TO THE FINANCIALS

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	16-17

FINANCIAL STATEMENTS
Balance Sheets	18
Statements of Operations	19
Statements of Changes in Stockholders’ Equity	20
Statements of Cash Flows	21

NOTES TO AUDITED FINANCIAL STATEMENTS	22-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ezy Cloud Holding, Inc.

We have audited the accompanying balance sheets of Ezy Cloud Holding, Inc. (the Company) as of December 31, 2015 and September 30, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the three months ended December 31, 2015 and 2014 and for the year ended September 30, 2015. Ezy Cloud Holding, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ezy Cloud Holding, Inc. as of December 31, 2015 and September 30, 2015, and the results of its operations and its cash flows for the three months ended December 31, 2015 and 2014 and for the year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

May 16, 2016

PAULA  S. MORELLI, CPA P.C.

 21 MARTHA STREET FREEPORT, NY 11520

(516) 378-4258

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of AcroBoo Inc.

I have audited the accompanying balance sheets of AcroBoo Inc, (the Company") as of September 30, 2014, and the related statements of operations, stockholders' equity, and cash flows for the period from June 14, 2010 (inception) to September 30, 2014 for the purpose of expressing an opinion thereon. These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on the financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcroBoo Inc. as of September 30, 2014 and for the period June 14, 2010 (inception) to September 30, 2014  in conformity with accounting principles generally accepted in the United States.

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

/s/  Paula S. Morelli, CPA

Paula S. Morelli, CPA P.C.

Freeport, New York

December 9, 2014

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Balance Sheets

(Audited)

	December 31,	September 30,	September 30,
	2015	2015	2014
Assets

Current assets:
Cash and equivalents	$ -	$ 348	$ 300
Total current assets	-	348	300
Total assets	-	348	300

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts Payable	17,013	24,264	-
Total current liabilities	17,013	24,264	-
Total liabilities	17,013	24,264	-

Stockholders' equity (deficit)

Common stock, $0.001 par value;
75,000,000 shares authorized;
2,377,232 and 1,627,732 shares issued
and outstanding at September 30, 2015
and at September 30, 2014, respectively;
2,377,232 shares issued and outstanding
at December 31, 2015	2,377	2,377	1,627
Additional paid-in capital	624,229	596,828	590,078
Deficit accumulated during development
stage	(643,619)	(623,121)	(591,405)
Total stockholders' equity (deficit)	(17,013)	(23,916)	300
Total liabilities and stockholders'
equity (deficit)	$ -	$ 348	$ 300

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Operations

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014	For the Year Ended September 30, 2015	For the Year Ended September 30, 2014

Revenue	$-	$-	$-	$-

Cost of Sales	-	-	-	-
Gross margin	-	-	-	-

Expenses:
Accounting and audit	581	2,031	16,031	27,500
Legal	6,887	2,500	13,445	34,900
General and administrative	13,030	36	2,240	13,300
Total expenses	20,498	4,567	31,716	75,700

Net loss	$(20,498)	$(4,567)	$(31,716)	$(75,700)

Weighted average number of common shares outstanding - basic	2,377,232	1,627,232	1,847,095	1,626,485

Net loss per share - basic	$(0.01)	$(0.00)	$(0.02)	$(0.05)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Changes in Stockholders’ Equity

For the period from September 30, 2013 to December 31, 2015

(Audited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2013	1,624,732	$1,625	$208,280	$(515,705)	$(305,800)

Additional paid in capital	-	-	381,798	-	381,798

Issuance of common stock	2,500	2	-	-	2

Net loss for the period	-	-	-	(75,700)	(75,700)

Balance, September 30, 2014	1,627,232	$1,627	$590,078	$(591,405)	$300

Additional paid in capital	-	-	6,750	-	6,750

Issuance of common stock	750,000	750	-	-	750

Net loss for the period	-	-	-	(31,716)	(31,716)
Balance, September 30, 2015	2,377,232	$2,377	$596,828	$(623,121)	$(23,916)

Additional paid in capital			27,401		27,401

Net loss for the period	-	-	-	(20,498)	(20,498)

Balance, December 31, 2015	2,377,232	$2,377	$624,229	$(643,619)	$(17,013)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Cash Flows

(Audited)

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014	For the Year Ended September 30, 2015	For the Year Ended September 30, 2014

Operating activities
Net loss	$(20,498)	$(4,567)	$(31,716)	$(75,700)
Adjustments to reconcile net loss to net cash used by operating activities: (Increase) / decrease in Other Current Liabilities	(7,251)	4,510	24,264	-
Net cash used in operating activities	(27,749)	(57)	(7,452)	(75,700)

Financing activities
Increase / (decrease) in payable to related party	-	-	-	(306,200)
Increase in contributed capital	27,401	-	6,750	381,800
Issuance of common stock	-	-	750
Net cash provided by financing activities	27,401	-	7,500	75,600

Net increase (decrease) in cash	(348)	(57)	48	(100)

Cash, beginning of period	348	300	300	400

Cash, end of period	$-	$243	$348	$300

Supplemental disclosure of cash flow information:

Shares issued to existing shareholders	-	-	750	-

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Notes to Financial Statements

December 31, 2015

(Audited)

NOTE 1 - GENERAL BACKGROUND INFORMATION

Ezy Cloud Holding Inc., which may also be referred to as Ezy Cloud, the Company, we, our and us, was organized on June 14, 2010 (Date of Inception) under the laws of the State of Nevada, as AcroBoo, Inc.  We were incorporated as a subsidiary of Jagged Peak, Inc., a Nevada corporation.

Ezy Cloud (formerly AcroBoo, Inc.)  is an e-commerce and supply chain solutions and services provider. Ezy Cloud is built on an OMS software platform that empowers multi-national corporations to successfully sell online and through other sales channels at multiple distribution points.  Ezy Cloud will offer products through different websites that include, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products.  While managing our own online stores, we were often approached by companies who needed help establishing an online presence.  We plan to leverage our knowledge and infrastructure to offer services to assist other retailers expand their sales channel to the Web.  Our services have evolved to include online retailing, e-channel development, e-marketing and brand protection solutions.  Management views these as important abilities in running an on-line business and they are part of Ezy Cloud’s operation to sell products and protect its brands.  Ezy Cloud on occasion plans to sell these services to clients desiring to run an on-line business but does not have their own in-house expertise.  This is only expected to be a small portion of the business in the beginning years as Ezy Cloud builds up the number of products it sells on-line.

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. Ezy Cloud also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs.

Ezy Cloud plans to search for new solutions that harness the power of the Internet to help companies drive revenue and expand their business.  The Company takes possession of inventory and generates most of its revenues based on product sales or a percentage of the customers’ sales.  Management expects a small percent of its revenues will be generated from licensing its software products.

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2015, the Company has an accumulated deficit since inception of $643,619.

The Company has not generated significant revenues to date, and its ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three month periods ended December 31, 2015 and December 31, 2014. The company incurred $0 of sales and marketing expenses, including advertising during the years ended September 30, 2014 and September 30, 2015.

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

The income tax provision for the three months ended December 31, 2015 and December 31, 2014 and for the years ended September 30, 2014 and September 30, 2015 are as follows:

	For the Three Months Ended December 31, 2015	For the Three Months Ended December 31, 2014	For the Year Ended September 30, 2015	For the Year Ended September 30, 2014
Current Tax Provision:
Federal:
Taxable income	$ -	$ -	$ -	$ -
Total current tax provision	$ -	$ -	$ -	$ -

Deferred Tax Provision:
Federal:
Loss carryforwards	$ 623,121	$ 591,405	$ 591,405	$ 515,705
Loss for the period	$ 20,498	$ 4,567	$ 31,716	$ 75,700
Net loss carryforward	643,619	595,972	623,121	591,405

Less valuation allowance	(643,619)	(595,972)	(623,121)	(591,405)

Total net deferred tax Assets	$ -	$ -	$ -	$ -

The Company had the following deferred income tax assets as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Net deferred tax assets	$643,619	$595,972

Less: Valuation allowance	(643,619)	(595,972)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2015 and December 31, 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31, 2015.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

On January 17, 2014 the company issued 2,500 shares of the Company’s common stock to Island Capital Management, LLC.

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1.  The Registration became effective on April 7, 2011.

On May 10, 2011 Jagged Peak (the former parent corporation) spun off the Company. As part of the spin off agreement, Jagged Peak shareholders received one (1) share of Ezy Cloudcommon stock for every ten (10) shares of Jagged Peak owned on May 10, 2011, the record date, for a total of 1,624,732 shares of Common Stock issued and outstanding.

On June 30, 2014 the former parent company (Jagged Peak, Inc.) of Ezy CLoud agreed to release Ezy Cloud from its obligation to repay the non-interest bearing trade payable $349,098 balance due to Jagged Peak. Ezy Cloud recorded this transaction as Additional Paid in Capital.

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

On April 22, 2015 the former parent company (Jagged Peak, Inc.) of Ezy Cloud paid $4,149 for certain expenses on behalf of Ezy Cloud. As of December 31, 2014, 1,627,232 shares of the Company’s Common Stock are issued and outstanding.

On December 22, 2015, Mr. Lim Kor Kiat purchased an aggregate of 1,818,025 shares of our common stock (76.48% of the outstanding shares) from four former shareholders of the Company for an aggregate purchase price of $335,000.  Of this purchase price, approximately $27,401 was contributed to EzyCloud to pay legal, accounting and general and administrative costs. This amount is not expected to be repaid and was recorded by AcroBoo as a capital contribution. Upon consummation of the change in control, there was a change in our Board of Directors and executive officers.  Mr. Daniel R. Furlong, who served as our sole director and officer, resigned from all of his executive officer positions, and after expanding the number of members of the Board of Directors to two, Mr. Lim Kor Kiat was appointed to serve as a member of the board of directors, Mr. Lim Kor Kiat was appointed to serve as the Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Secretary/Treasurer of the Company, effective on December 22, 2015.

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

The Company. was formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in the Company.   As of December 31, 2015 and December 31, 2014 the Company had an outstanding balance payable to Jagged Peak of $0.

On June 30, 2014, Jagged Peak, Inc. agreed to release the Company from its obligation to repay the non-interest bearing trade payable $349,098 balance due to Jagged Peak. The Company recorded this transaction as Additional Paid in Capital.

On April 22, 2015 the former parent company (Jagged Peak, Inc.) of the Company paid $4,149 for certain expenses on behalf of the Company. This balance is not expected to be repaid.

NOTE 6 – SUBSEQUENT EVENT

Name Change

Effective January 15, 2016, AcroBoo, Inc. ("we," "our," or the "Company") changed its corporate name from AcroBoo, Inc. to Ezy Cloud Holding Inc. The name change was effected through a parent/subsidiary short-form merger of Ezycloud Holding Inc., our wholly-owned Nevada subsidiary formed solely for the purpose of the name change, with and into us (the “Merger”). We were the surviving entity. To effectuate the Merger, we filed an Articles of Merger with the Secretary of State of the State of Nevada, along with a Plan and Agreement of Merger, and the Merger became effective on January 15, 2016.  Our board of directors approved the Merger.  In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the Merger was not required.

On the effective date of the Merger, our name was changed to "Ezy Cloud Holding Inc."  With the exception of the name change, there were no other changes to our Articles of Incorporation.  A copy of the Articles of Merger and the Plan and Agreement of Merger we filed with the Secretary of State of the State of Nevada are being filed herewith as Exhibits 3.1 and 3.2.

In connection with the name change, effective as of January 15, 2016 with FINRA, the trading symbol for the Company’s common stock, which is quoted on the OTC market, changed from “ARBJ” to “EZCL.”

The Merger and the resulting name and symbol changes do not affect the rights of our security holders. Following the name change, the stock certificates, which reflect our prior corporate name, will continue to be valid. Certificates reflecting the new corporate name will be issued in due course as old stock certificates are tendered for exchange or transfer to our transfer agent.

Change in Fiscal Year

On January 15, 2016, the Board of Directors of the Company adopted a resolution to change the Company's fiscal year end from September 30 to December 31, effective immediately as of the date of such resolution.

Directors and Executive Officers

At the closing of the Stock Acquisition on December 22, 2015, there was a change in our Board of Directors and executive officers.  Mr. Daniel R. Furlong, who served as our sole executive officer and director, resigned from all his executive officer positions effective immediately, and after expanding the number of members of the Board of Directors to two and appointing Mr. Lim Kor Kiat to serve as a member of the board of directors, Mr. Furlong tendered his resignation as a director, with such appointments and resignation to be effective 10 days following the mailing of this Information Statement.

Mr. Furlong has appointed Mr. Lim Kor Kiat to serve as our Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Secretary/Treasurer, effective immediately.  On January 15, 2016, our Board of Directors approved the appointment of Mr. Kelly Chow as our Vice President and Secretary, effective immediately.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On December 31, 2015, the Company terminated Paula S. Morelli, CPA P.C., 21 Martha Street, Freeport, New York 11520 (“Morelli”) as its auditor.   The reports of Morelli on the financial statements as of and for the year ended September 30, 2014 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of September 30, 2015.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management’s report on internal controls over financial reporting required for this transition report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the transition period ended December 31, 2015.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of May 10, 2016 are as follows:

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position(s)
Lim Kor Kiat 138 Cecil Street #09-02 Cecil Court Singapore 069538	40	Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, and Treasurer

Kelly Chow 138 Cecil Street #09-02 Cecil Court Singapore 069538	58	Vice President and Secretary
Joe Leung 138 Cecil Street #09-02 Cecil Court Singapore 069538	39	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our officers and directors.

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

Joe Leung

Mr. Leung has served as our Chief Financial Officer since April 1, 2016. He is also a consultant for Million Wave International Limited. Mr. Leung acted as the Chief Financial Officer of Hans Innovation Amc from March 2012 through August 2013. Mr. Leung is a member of the Association of Chartered Certified Accountants and he has over 10 years of experience in auditing, financial management and corporate finance.

Kelly Chow

Mr. Chow is  an independent management consultant. Mr. Chow founded and was a partner at Caplink Financial Group, LLC from 2007 through 2015. Caplink Financial Group, LLC is a management consulting firm.

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

Our director was appointed as a result of his business experience.

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

Compensation

We presently do not pay our officers/director any salary or consulting fee. We do not anticipate paying compensation to officers/directors until our Company can generate sufficient cash flows on a regular basis.

We do not have any employment agreements with our officers/director.  We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from during the transition period ended December 31, 2015and the fiscal years ended September 30, 2015 and September 30, 2014, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
							& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong	2015	0	0	0	0	0	0	0	0
President &	2014	0	0	0	0	0	0	0	0
Treasurer

Lim Kor Kiat Chairman, Chief Executive Officer	2015	0	0	0	0	0	0	0	0

The Company does not anticipate paying salaries until it have adequate funds to do so.

The following table sets forth the compensation paid by us to our sole director for the transition period ending December 31, 2015 and the year ending September 30, 2015. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value
& Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong	0	0	0	0	0	0	0

Lim Kor Kiat	0	0	0	0	0	0	0

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

Director and Executive Compensation

We do not pay to our directors any compensation for serving as a director on our board of directors.  We do not pay to our directors or officers any salary or consulting fee.

Employment Agreements

We currently do not have employment agreements with our officers.  Our officers have agreed to take no salary until we can generate enough revenues to support salaries on a regular basis.  Our officers will not be compensated for services previously provided. They will receive no accrued remuneration.

Equity Incentive Plan

We have not adopted an equity incentive plan and no stock options or similar instruments have been granted to our officers.

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.  Percentage of Class is based on 2,377,232 shares that were issued and outstanding as of May 5, 2016.

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percentage of Class
Executive Officers, Directors and others
Lim Kor Kiat (1)	Chairman of the Board of Directors, President, Chief Executive Officer, and Treasurer	1,818,025	76.48%

Kelly Chow (2)	Vice President and Secretary	-	-
Joe Leung (3)	Chief Financial Officer, Principal Accounting Officer.	-	-

All directors and effective officers as a group		1,818,025	76.48%
(1)			Mr. Lim, 138 Cecil Street #09-02, Cecil Court, Singapore 069538.
(2) (3)			Mr. Chow, 138 Cecil Street #09-02, Cecil Court, Singapore 069538. Mr. Leung, 138 Cecil Street #09-02, Cecil Court, Singapore 069538.

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

PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$6,000	Paula S. Morelli, CPA P.C.
2015	$13,000	Kenne Ruan, CPA, P.C.
2014	$26,000	Paula S. Morelli, CPA P.C.

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Description	Form	Date	Exhibit	herewith

3.1	Articles of Incorporation, as currently in effect	S-1	11/09/10	3.1

3.2	Bylaws, as currently in effect	S-1	11/09/10	3.2

10.1	Stock Purchase Agreement dated as of December 22, 2015 by and among Daniel R. Furlong, Paul Demirdjian, Primrose Demirdjian and Vincent Fabrizzi and Lim Kor Kiat.	8-K	12/31/15	10.1

16.1	Letter from DeJoya Griffith, LLC.	8-K	7/01/13	16.1
16.2	Letter from Paula S. Morelli, CPA P.C.	8-K	1/08/16	16.2

16.3	Articles of Merger, as filed with the Secretary of State of the State of Nevada, effective on January 15, 2016.	8-K	1/19/16	16.3
16.4	Plan and Agreement of Merger, dated January 15, 2016, as filed with the Secretary of State of the State of Nevada.	8-K	1/19/16	16.4
31.1 and 31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of May, 2016.

ACROBOO, INC.
(the “Registrant”)

BY:	/s/ Lim Kor Kiat
Lim Kor Kiat
President, Principal Executive Officer, Chief Executive Officer,, Secretary/Treasurer and Chairman of the Board of Directors

BY:	/s/ Joe Leung
Joe Leung
Principal Financial Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lim Kor Kiat Lim Kor Kiat	President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer and Chairman of the Board of Directors	May 26, 2016