Form 10-Q
period 2016-03-31
Ezy Cloud Holding Inc.
filed 2016-08-09
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

 AND EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES X

As of August 5, 2016, 2,377,232 shares of its ($0.001 par value) common stock were issued and outstanding.

EZY CLOUD HOLDING, INC.

FORM 10-Q

March 31, 2016

Table of Contents

Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

3

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3: Quantitative and Qualitative Disclosures About Market Risk

17

Item 4: Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

 20

Item A1: Risk Factors

 20

Item 3: Defaults Upon Senior Securities

 20

Item 4: Removed and Reserved

 20

Item 5: Other Information

 20

Item 6: Exhibits

 20

EZY CLOUD HOLDING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2016 and March 31, 2015

(UNAUDITED)

Table of Contents

Page

Balance Sheets as of December 31, 2015 and March 31, 2016 (Unaudited)

4

Statements of Operations for the Three Months Ended March 31, 2015 and March 31, 2016 (Unaudited)

5

Statements of Cash Flows for the Three Months Ended March 31, 2015 and March 31, 2016 (Unaudited)

6

Notes to Financial Statements (Unaudited)

7

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015

Assets

Current assets:
Prepaid expenses	$9,168	$-
Total current assets	9,168	-
Total assets	9,168	-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable and other current liabilities	26,513	17,013
Total current liabilities	26,513	17,013
Total liabilities	26,513	17,013

Stockholders’ equity (deficit):

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively;	2,377	2,377
Additional paid-in capital	642,284	624,229
Deficit accumulated during development stage	(662,006)	(643,619)

Total stockholders’ equity (deficit)	(17,345)	(17,013)
Total liabilities and stockholders’ equity (deficit)	$9,168	$-

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Revenue	$-	$-

Cost of Sales	-	-
Gross margin	-	-

Expenses:
Accounting and audit	-	2,600
Legal	17,500	2,500
General and administrative	887	700
Total expenses	18,387	5,800

Net loss	$(18,387)	$(5,800)

Weighted average number of common shares outstanding - basic	2,377,232	1,627,232

Net loss per share - basic	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Operating activities
Net loss	$(18,387)	$(5,800)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	(9,168)	-
Increase in Other Current Liabilities	9,500	5,700

Net cash used in operating activities	(18,055)	(100)

Financing activities
Increase in contributed capital	18,055	-
Net cash provided by financing activities	18,055	-

Net increase (decrease) in cash	-	(100)

Cash, beginning of period	-	300

Cash, end of period	$-	$200

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2016, the Company had an accumulated deficit since inception of $662,006.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three month periods ended March 31, 2016 and March 31, 2015.

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

The income tax provision for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Current Tax Provision:
Federal:
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$643,619	$601,905
Loss for the period	$18,387	$5,800
Net loss carryforward	662,006	607,705

Less valuation allowance	(662,006)	(607,705)

Total net deferred tax Assets	$-	$-

The Company had the following deferred income tax assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Net deferred tax assets	$662,006	$643,619

Less: Valuation allowance	(662,006)	(643,619)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2016 and December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

On January 17, 2014, the Company issued 2,500 shares of the Company’s common stock to Island Capital Management, LLC.

On November 9, 2010, the Company filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1.  The Registration became effective on April 7, 2011.

On May 10, 2011, Jagged Peak (the former parent corporation) spun off the Company. As part of the spin off agreement, Jagged Peak shareholders received one (1) share of Ezy Cloud common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011, the record date, for a total of 1,624,732 shares of Common Stock issued and outstanding.

On June 30, 2014, the former parent company (Jagged Peak, Inc.) of Ezy Cloud agreed to release Ezy Cloud from its obligation to repay the non-interest bearing trade payable $349,098 balance due to Jagged Peak. Ezy Cloud recorded this transaction as Additional Paid in Capital.

On September 15, 2014, Ezy Cloud’s former parent company, Jagged Peak, Inc., contributed capital of $32,700 for audit, legal and other general and administrative costs. Such contribution is not expected to be repaid.

On June 6, 2015, the board approved and issued 750,000 shares of the Company’s common stock. Daniel R. Furlong, Paul Demirdjian and Vincent Fabrizzi each received 250,000 shares or one-third of the shares issued. These shares were issued for consideration of a shareholder contribution of $7,500.  Daniel R. Furlong, Paul Demirdjian and Vincent Fabrizzi each contributed $2,500, or one-third, of this shareholder contribution. The foregoing shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a) (2) of the Securities Act of 1933, as amended.

On April 22, 2015, the former parent company (Jagged Peak, Inc.) of Ezy Cloud paid $4,149 for certain expenses on behalf of Ezy Cloud. As of December 31, 2014, 1,627,232 shares of the Company’s Common Stock are issued and outstanding.

On December 22, 2015, Mr. Lim Kor Kiat purchased an aggregate of 1,818,025 shares of our common stock (76.48% of the outstanding shares) from four former shareholders of the Company for an aggregate purchase price of $335,000.  Of this purchase price, approximately $27,401 was contributed to Ezy Cloud to pay legal, accounting and general and administrative costs. This amount is not expected to be repaid and was recorded by Ezy Cloud as a capital contribution. Upon consummation of the change in control, there was a change in our Board of Directors and executive officers.  Mr. Daniel R. Furlong, who served as our sole director and officer, resigned from all of his executive officer positions, and after expanding the number of members of the Board of Directors to two, Mr. Lim Kor Kiat was appointed to serve as a member of the board of directors, Mr. Lim Kor Kiat was appointed to serve as the Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Secretary/Treasurer of the Company, effective on December 22, 2015.

On March 11, 2016, Mr. Lim Kor Kiat contributed capital of $18,055 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

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

The Company was formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. As of March 31, 2015 certain executives and owners of Jagged Peak stock held a majority ownership share in the Company. As of March 31, 2016 the Company had an outstanding balance payable to Jagged Peak of $0.

On April 22, 2015, the former parent company (Jagged Peak, Inc.) of the Company paid $4,149 for certain expenses on behalf of the Company. This balance is not expected to be repaid.

On December 22, 2015, Mr. Lim Kor Kiat purchased an aggregate of 1,818,025 shares of our common stock (76.48% of the outstanding shares) from four former shareholders of the Company for an aggregate purchase price of $335,000.

NOTE 6 – SUBSEQUENT EVENT

None

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Quarterly Report and in the Company’s other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under Item 303(c) of Regulation S-K.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three month periods ended March 31, 2016 and March 31, 2015.

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

The income tax provision for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Current Tax Provision:
Federal:
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$643,619	$601,905
Loss for the period	$18,387	$5,800
Net loss carryforward	662,006	607,705

Less valuation allowance	(662,006)	(607,705)

Total net deferred tax Assets	$-	$-

The Company had the following deferred income tax assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Net deferred tax assets	$662,006	$643,619

Less: Valuation allowance	(662,006)	(643,619)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2016 and December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

Results of Operations

Capitalization

The following table sets forth, as of March 31, 2016, the capitalization of Ezy Cloud on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

March 31, 2016 Actual:

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at March 31, 2016	$2,377
Additional paid-in capital	642,284
Deficit accumulated	(662,006)

Total stockholders’ equity	$(17,345)

Results of Operations for the three months ended March 31, 2015 and March 31, 2016

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

For the three months ended March 31, 2015 and March 31, 2016 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the three months ended March 31, 2016 and March 31, 2015 accounting and audit expenses were $0 and $2,600. These costs were primarily the cost to prepare and audit the quarterly and annual reports required by the Securities and Exchange Commission.

For the three months ended March 31, 2016 and March 31, 2015, legal expenses were $17,500 and $2,500.

For the three months ended March 31, 2016 and March 31, 2015, general and administrative expenses were $887 and $700. Costs incurred in the three months ended March 31, 2015 were primarily costs related to the listing of the company shares on the over the counter market.

In all financial statement periods since inception our auditor issued an opinion that our financial condition raised substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. As of March 31, 2016, we have accumulated operating losses of approximately $662,006 since inception.

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

Significant changes in the number of employees

As of March 31, 2016, we did not have any paid employees.  We are dependent upon our officers and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of March 31, 2016, Ezy Cloud had cash of approximately $0.

Since our inception on June 14, 2010, Ezy Cloud’s operations utilized approximately $642,284 of cash. Prior to the share purchase by Mr. Lim Kor Kiat on December 22, 2015, the company’s operations were funded primarily by the capital contributed by a previously related party, Jagged Peak.

On December 22, 2015, Mr. Lim Kor Kiat purchased an aggregate of 1,818,025 shares of our common stock (76.48% of the outstanding shares) from four former shareholders of the Company for an aggregate purchase price of $335,000.  Of this purchase price, approximately $27,401 was contributed to Ezy Cloud to pay legal, accounting and general and administrative costs. This amount is not expected to be repaid and was recorded by Ezy Cloud as a capital contribution.

Cash contributed was approximately $642,284 as of March 31, 2015.  During the quarter ended March 31, 2016, $18,055 was contributed to fund operating expenses by Lim Kor Kiat. This amount is not expected to be repaid and was recorded by Ezy Cloud as a capital contribution.

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

As a result of our current cash status, no officer or director received compensation through the fiscal year ended March 31, 2016. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through March 31, 2016 and concluded that they will not have a material effect on the financial statements as of March 31, 2016.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of September 30, 2015.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.  As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management’s report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarterly period ended March 31, 2016.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

ITEM 6.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

32.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2016.

Ezy Cloud, INC. (the “Registrant”)
BY:
President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer and Chairman of the Board of Directors
BY:	/s/ Joe Leung Joe Leung, Principal Financial Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lim Kor Kiat Lim Kor Kiat	President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer and Chairman of the Board of Directors	August 9, 2016