Form 10-Q
period 2016-06-30
Ezy Cloud Holding Inc.
filed 2016-08-29
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐      NO ☒

As of August 26, 2016, 2,377,232 shares of its ($0.001 par value) common stock were issued and outstanding.

EZY CLOUD HOLDING, INC.

FORM 10-Q

June 30, 2016

Table of Contents

EZY CLOUD HOLDING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2015 and June 30, 2016

(UNAUDITED)

Table of Contents

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015

Assets

Current assets:
Prepaid expenses	$ 6,668	$ -

Total current assets	6,668	-
Total assets	6,668	-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable and other current liabilities	19,626	17,013
Total current liabilities	19,626	17,013
Total liabilities	19,626	17,013

Stockholders’ equity (deficit):

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively;	2,377	2,377
Additional paid-in capital	673,964	624,229
Deficit accumulated during development stage	(689,299)	(643,619)

Total stockholders’ equity (deficit)	(12,958)	(17,013)
Total liabilities and stockholders’ equity (deficit)	$ 6,668	$ -

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Revenue	$ -	$ -		$ -	$ -

Cost of Sales	-	-		-	-
Gross margin	-	-		-	-

Expenses:
Accounting and audit	7,125	2,600		7,125	5,200
Legal	17,500	2,500	-	35,000	5,000
General and administrative	2,668	1,300	-	3,555	2,000
Total expenses	27,293	6,400		45,680	12,200

Net loss	$ (27,293)	$ (6,400)	-	$ (45,680)	$ (12,200)

Weighted average number of common shares outstanding - basic	2,377,232	2,377,232		2,377,232	2,377,232

Net loss per share - basic	$ (0.01)	$ -		$ (0.02)	$ (0.01)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Operating activities
Net loss	$ (45,680)	$ (12,200)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	(6,668)	-
Increase in Other Current Liabilities	2,613	4,500

Net cash used in operating activities	(49,735)	(7,700)

Financing activities
Issuance of Common Stock	-	750
Increase in contributed capital	49,735	6,750
Net cash provided by financing activities	49,735	7,500

Net increase (decrease) in cash	-	(200)

Cash, beginning of period	-	300

Cash, end of period	$ -	$ 100

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Notes to Financial Statements

June 30, 2016

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2016, the Company had an accumulated deficit since inception of $689,299.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the six month periods ended June 30, 2016 and June 30, 2015.

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

The income tax provision for the six months ended June 30, 2016 and June 30, 2015 are as follows:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Current Tax Provision:
Federal:
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$643,619	$601,905
Loss for the period	$45,680	$12,200
Net loss carryforward	689,299	614,105

Less valuation allowance	(689,299)	(614,105)

Total net deferred tax Assets	$-	$-

The Company had the following deferred income tax assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Net deferred tax assets	$689,299	$643,619

Less: Valuation allowance	(689,299)	(643,619)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2016 and December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

On December 22, 2015, Mr. Lim Kor Kiat purchased an aggregate of 1,818,025 shares of the Company’s common stock (76.48% of the outstanding shares) from four former shareholders of the Company for an aggregate purchase price of $335,000.  Of this purchase price, approximately $27,401 was contributed to EzyCloud to pay legal, accounting and general and administrative costs. This amount is not expected to be repaid and was recorded by Ezy Cloud as a capital contribution. Upon consummation of the change in control, there was a change in the Company’s Board of Directors and executive officers.  Mr. Daniel R. Furlong, who served as our sole director and officer, resigned from all of his executive officer positions, and after expanding the number of members of the Board of Directors to two, Mr. Lim Kor Kiat was appointed to serve as a member of the board of directors, Mr. Lim Kor Kiat was appointed to serve as the Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Secretary/Treasurer of the Company, effective on December 22, 2015.

On March 11, 2016, Mr. Lim Kor Kiat contributed capital of $18,055 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

During the three months ended June 30, 2016, Mr. Lim Kor Kiat contributed capital of $31,680 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

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

The Company was formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. As of June 30, 2015 certain executives and owners of Jagged Peak stock held a majority ownership share in the Company. As of June 30, 2016 the Company had an outstanding balance payable to Jagged Peak of $0.

On April 22, 2015, the former parent company (Jagged Peak, Inc.) of the Company paid $4,149 for certain expenses on behalf of the Company. This balance is not expected to be repaid.

On December 22, 2015, Mr. Lim Kor Kiat purchased an aggregate of 1,818,025 shares of our common stock (76.48% of the outstanding shares) from four former shareholders of the Company for an aggregate purchase price of $335,000 as detailed in Note 4.

On March 11, 2016, Mr. Lim Kor Kiat contributed capital of $18,055 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

During the three months ended June 30, 2016, Mr. Lim Kor Kiat contributed capital of $31,680 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated the subsequent events for the period ended June 30, 2016 through August 24, 2016, the date the financial statements were issued.  No significant subsequent events were noted that would require recognition or disclosure through such date.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the six month periods ended June 30, 2016 and June 30, 2015.

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

The income tax provision for the six months ended June 30, 2016 and June 30, 2015 are as follows:

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
Current Tax Provision:
Federal:			-
Taxable income	$-	$
Total current tax provision	$-		$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$643,619		$601,905
Loss for the period	$45,680		$12,200
Net loss carryforward	689,299		614,105

Less valuation allowance	(689,299)		(614,105)

Total net deferred tax Assets	$-		$-

The Company had the following deferred income tax assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Net deferred tax assets	$689,299	$643,619

Less: Valuation allowance	(689,299)	(643,619)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2016 and December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

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

Results of Operations

Capitalization

The following table sets forth, as of June 30, 2016, the capitalization of Ezy Cloud on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

June 30, 2016 Actual:

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at June 30, 2016	$2,377
Additional paid-in capital	673,964
Deficit accumulated	(689,299)

Total stockholders’ deficit	$(12,958)

Results of Operations for the six months ended June 30, 2015 and June 30, 2016

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

For the six months ended June 30, 2015 and June 30, 2016 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the six months ended June 30, 2016 and June 30, 2015 accounting and audit expenses were $7,125 and $5,200. These costs were primarily the cost to prepare and audit the quarterly and annual reports required by the Securities and Exchange Commission.

For the six months ended June 30, 2016 and June 30, 2015, legal expenses were $35,000 and $5,000.

For the six months ended June 30, 2016 and June 30, 2015, general and administrative expenses were $3,555 and $2,000. Costs incurred in the six months ended June 30, 2015 were primarily costs related to the listing of the company shares on the over the counter market.

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

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. As of June 30, 2016, we have accumulated operating losses of approximately $689,299 since inception.

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

Significant changes in the number of employees

As of June 30, 2016, we did not have any paid employees.  We are dependent upon our officers and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of June 30, 2016, Ezy Cloud had cash of approximately $0.

Since our inception on June 14, 2010, Ezy Cloud’s operations utilized approximately $673,964 of cash. Prior to the share purchase by Mr. Lim Kor Kiat on December 22, 2015, the company’s operations were funded primarily by the capital contributed by a previously related party, Jagged Peak.

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

Cash contributed was approximately $673,964 as of June 30, 2016.  During the six months ended June 30, 2016, $49,735 was contributed to fund operating expenses by Lim Kor Kiat. This amount is not expected to be repaid and was recorded by Ezy Cloud as a capital contribution.

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

As a result of our current cash status, no officer or director received compensation through the fiscal year ended June 30, 2016. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through June 30, 2016 and concluded that they will not have a material effect on the financial statements as of June 30, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of June 30, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarterly period ended June 30, 2016.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th  day of August, 2016.

Ezy Cloud, INC. (the “Registrant”)
BY:	/s/ Lim Kor Kiat
President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer and Chairman of the Board of Directors
BY:	/s/ Joe Leung Joe Leung, Principal Financial Officer, Chief Financial Officer