Form 10-Q
period 2016-09-30
Ezy Cloud Holding Inc.
filed 2016-11-14
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒     NO ☐

As of November 9, 2016, 2,377,232shares of its ($0.001 par value) common stock were issued and outstanding.

EZY CLOUD HOLDING, INC.

FINANCIAL STATEMENTS

For the nine months ended September 30, 2016 and September 30, 2015

(UNAUDITED)

EZY CLOUD HOLDING, INC. (FORMERLY ACROBOO, INC.)

Balance Sheets

	September 30, 2016	December 31, 2015
	Unaudited	Audited
Assets

Current assets:
Prepaid expenses	$ 4,167	$ -

Total current assets	4,167	-
Total assets	4,167	-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable and other current liabilities	24,414	17,013
Total current liabilities	24,414	17,013
Total liabilities	24,414	17,013

Stockholders’ equity (deficit):

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively;	2,377	2,377
Additional paid-in capital	698,642	624,229
Deficit accumulated during development stage	(721,266)	(643,619)

Total stockholders’ equity (deficit)	(20,247)	(17,013)
Total liabilities and stockholders’ equity (deficit)	$ 4,167	$ -

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. (FORMERLY ACROBOO, INC.)

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Revenue	$ -	-	$ -	$ -
Cost of Sales	-	-	-	-
Gross margin	-	-	-	-

Expenses:
Accounting and audit	7,880	4,731	15,005	9,931
Legal	17,653	4,165	52,653	10,345
General and administrative	6,434	120	9,989	940
Total expenses	31,967	9,016	77,647	21,216

Net loss	$ (31,967)	$ (9,016)	$ (77,647)	$ (21,216)

Weighted average number of common shares outstanding - basic	2,377,232	1,947,085	2,377,232	1,947,085

Net loss per share - basic	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.01)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. (FORMERLY ACROBOO, INC.)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Operating activities
Net loss	$ (77,647)	$ (21,216)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	(4,167)	-
Increase in Other Current Liabilities	7,401	13,764

Net cash used in operating activities	(74,413)	(7,452)

Financing activities
Issuance of Common Stock	-	750
Increase in contributed capital	74,413	6,750
Net cash provided by financing activities	74,413	7,500

Net increase (decrease) in cash	-	48

Cash, beginning of period	-	300

Cash, end of period	$ -	$ 348

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. (FORMERLY ACROBOO, INC.)

Notes to Financial Statements

September 30, 2016

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company had an accumulated deficit since inception of $721,266.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the nine month periods ended September 30, 2016 and September 30, 2015.

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

The income tax provision for the nine months ended September 30, 2016 and September 30, 2015 are as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Current Tax Provision:
Federal:
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal:
Loss carryforwards	$ 643,619	$ 601,905
Loss for the period	$ 77,647	$ 21,216
Net loss carryforward	721,266	623,121

Less valuation allowance	(721,266)	(623,121)

Total net deferred tax Assets	$ -	$ -

The Company had the following deferred income tax assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Net deferred tax assets	$ 721,266	$ 643,619

Less: Valuation allowance	(721,266)	(643,619)
Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2016 and December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

During the nine months ended September 30, 2016, Mr. Lim Kor Kiat contributed capital of $74,413 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

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

The Company was formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. As of June 30, 2015 certain executives and owners of Jagged Peak stock held a majority ownership share in the Company. As of September 30, 2016 the Company had an outstanding balance payable to Jagged Peak of $0.

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

During the nine months ended September 30, 2016, Mr. Lim Kor Kiat contributed capital of $74,413 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

NOTE 6 – SUBSEQUENT EVENT

The Company has evaluated the subsequent events for the period ended September 30, 2016 through November 14, 2016, the date the financial statements were issued.  No significant subsequent events were noted that would require recognition or disclosure through such date.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the nine month periods ended September 30, 2016 and September 30, 2015.

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

The income tax provision for the nine months ended September 30, 2016 and September 30, 2015 are as follows:

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Current Tax Provision:
Federal:
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$643,619	$601,905
Loss for the period	$77,647	$21,216
Net loss carryforward	721,266	623,121

Less valuation allowance	(721,266)	(623,121)

Total net deferred tax Assets	$-	$-

The Company had the following deferred income tax assets as of September 30, 2016 and December 31, 2015:

	September30, 2016	December 31, 2015
Net deferred tax assets	$ 721,266	$ 643,619

Less: Valuation allowance	(721,266)	(643,619)
Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2016 and December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2016, the capitalization of Ezy Cloud on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

September 30, 2016 Actual:

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at September 30, 2016	$ 2,377
Additional paid-in capital	698,642
Deficit accumulated	(721,266)

Total stockholders’ deficit	$ (20,247)

Results of Operations for the nine months ended September30, 2015 and September 30, 2016

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

For the nine months ended September 30, 2015 and September 30, 2016 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the nine months ended September 30, 2015 and September 30, 2016 accounting and audit expenses were $9,931 and $15,005. These costs were primarily the cost to prepare and audit the quarterly and annual reports required by the Securities and Exchange Commission.

For the nine months ended September 30, 2015 and September 30, 2016, legal expenses were $10,345 and $52,653.

For the nine months ended September 30, 2015 and September 30, 2016, general and administrative expenses were $940 and $9,989. Costs incurred in the nine months ended September 30, 2016 were primarily costs related to the listing of the company shares on the over the counter market.

Results of Operations for the three months ended September 30, 2015 and September 30, 2016

For the three months ended September 30, 2015 and September 30, 2016 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the three months ended September 30, 2015 and September 30, 2016 accounting and audit expenses were $4,731 and $7,880. These costs were primarily the cost to prepare and audit the quarterly and annual reports required by the Securities and Exchange Commission.

For the three months ended September 30, 2015 and September 30, 2016, legal expenses were $4,165 and $17,653.

For the three months ended September 30, 2015 and September 30, 2016, general and administrative expenses were $120 and $6,434. Costs incurred in the three months ended September 30, 2016 were primarily costs related to the listing of the company shares on the over the counter market.

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

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. As of September 30, 2016, we have accumulated operating losses of approximately $721,266 since inception.

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

Significant changes in the number of employees

As of September 30, 2016, we did not have any paid employees.  We are dependent upon our officers and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2016, Ezy Cloud had cash of approximately $0.

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

Cash contributed was approximately $698,642 as of September 30, 2016.  During the nine months ended September 30, 2016, $74,413 was contributed to fund operating expenses by Lim Kor Kiat. This amount is not expected to be repaid and was recorded by Ezy Cloud as a capital contribution.

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

As a result of our current cash status, no officer or director received compensation through the period ended September 30, 2016. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through September 30, 2016 and concluded that they will not have a material effect on the financial statements as of September 30, 2016.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by theSEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of June30, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarterly period ended June30, 2016.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2016.

Ezy Cloud, INC. (the “Registrant”)
BY:	/s/ Lim Kor Kiat
President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer and Chairman of the Board of Directors
BY:	/s/ Joe Leung Joe Leung, Principal Financial Officer, Chief Financial Officer