Form 10-K
period 2016-12-31
Ezy Cloud Holding Inc.
filed 2017-04-18
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Commission file number: 000-54349

EZY CLOUD HOLDING, INC.

(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	27-3074682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X ]     NO [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was $531,246.65, based on 559,207 common shares at $0.95 on June 30, 2016, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “EZCL”)

As of March 28, 2017, 2,377,232 shares of its ($0.001 par value) common stock were issued and outstanding.

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

Current Operations

Beginning in the quarter ended March 31, 2013, EzyCloud ceased providing services to customers and other activities that generate revenue. EzyCloud also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. During the fiscal year ended December 31, 2016, we did not conduct business operations except to evaluate potential lines of business.

Ezy Cloud Holding Inc. Business Plan

We are an online e-commerce and supply chain solutions and services provider. We intend to build a software platform to empower corporations to successfully sell online and through other sales channels at multiple distribution points.  We may also acquire or merge with an existing online business to consumer retail business, but we have no agreement for such an acquisition and there is no assurance such a transaction will occur.  We may offer products through different websites that include, but is not limited to: sunglasses, camping equipment, coffee products, home tools and lighting products. We plan to leverage our knowledge and infrastructure to offer services to assist other retailers to expand their sales channel to the Web.  Our services may evolve to include online retailing, e-channel development, e-marketing, and brand protection solutions.  Management views these as important abilities in running an on-line business and they may be part of our operation to sell products.  On occasion, we plan to sell these services to clients desiring to run an on-line business but do not have their own in-house expertise. .

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

We maysupport our sales activities by conducting a variety of marketing programs including online marketing, public relations, direct marketing, advertising, trade shows, product seminars, user group conferences and ongoing customer communication and industry analysts programs.

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

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the fiscal year ended December 31, 2016, our common stock was quoted on the OTC under the symbol EZCL with a high and low bid of $0.34 per share but minimal trading of our common stock. There can be no assurance that a public trading market will develop at that time or be sustained in the future.  Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Holders

As of March 28, 2016 there were 84 holders of record for our common stock.  There were a total of 2,377,232 shares of common stock outstanding.

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

Status of our Public Offering

On November 9, 2010, we filed a Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1.  The Registration was declared effective by the SEC on April 7, 2011. Jagged Peak (the former parent corporation) shareholders received one (1) share of our common stock for every ten (10) shares of Jagged Peak owned on May 10, 2011 the record date for a total of 1,627,232 shares of Common Stock issued and outstanding.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the years ended December 31, 2016 and December 31, 2015.

Comprehensive Loss

Net loss is equal to comprehensive loss.

Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carry forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The income tax provision for the years ended December 31, 2016 and December 31, 2015 are as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Current Tax Provision:
Federal:
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal:
Loss carryforwards	$ (643,619)	$ (595,972)
Loss for the period	$ (124,982)	$ (47,647)
Net loss carryforward

Less valuation allowance	(768,601)	(643,619)

Total net deferred tax Assets	$ -	$ -

The Company had the following deferred income tax assets as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Net deferred tax assets	768,601	643,619

Less: Valuation allowance	(768,601)	(643,619)
Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2016 and December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31, 2016.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

Revenue Recognition

 In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09(modified retrospective method). We are currently assessing the materiality of the impact to our consolidated financial statements, and have not yet selected a transition approach.

Disclosure of Going Concern Uncertainties In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

Financial instrument

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2016, the capitalization of Ezy Cloud on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2016 Actual:

Common stock, $0.001 par value; 2,377,232 shares issued and outstanding at December 31, 2016	$ 2,377
Additional paid-in capital	760,137
Deficit accumulated during development stage	(768,601)

Total stockholders’ equity	$ (6,087)

Results of Operations for the years ended December 31, 2016 and December 31, 2015

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

For the years ended December 31, 2016 and December 31, 2015 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the years ended December 31, 2016 and December 31, 2015 accounting and audit expenses were $17,380 and $14,581. These costs were primarily the cost to prepare and audit the quarterly and annual reports required by the Securities and Exchange Commission.

For the years ended December 31, 2016 and December 31, 2015, legal expenses were $93,646 and $17,832. These costs were primarily the cost to review the quarterly and annual reports required by the Securities and Exchange Commission.

For the years ended December 31, 2016 and December 31, 2015, general and administrative expenses were $13,956 and $15,234. Costs incurred were primarily stock transfer agent maintenance expenses.

For our December 31, 2016 and 2015 year-end financial statements, our auditor issued an opinion that our financial condition raised substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. As of December 31, 2016, we have accumulated operating losses of approximately $ 768,601 since inception.

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

Significant changes in the number of employees

As of December 31, 2016, we did not have any paid employees.  We are dependent upon our officers and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of December 31 2016, we had cash of approximately $0.

Since our inception on June 14, 2010, our operations utilized approximately $760,137 of cash. This was funded primarily by the capital contributed by a previously related party, Jagged Peak.

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

Cash contributed was approximately $760,137 as of December 31, 2016.

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

As a result of our current cash status, no officer or director received compensation through the fiscal year ended December 31, 2016. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 31, 2016 and concluded that they will not have a material effect on the financial statements as of December 31, 2016.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Ezy Cloud Holding Inc. formerly AcroBoo, Inc.

For the fiscal years ended December 31, 2016 and December 31, 2015

Report of Independent Registered Public Accounting Firm

INDEX TO THE FINANCIALS

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	14

FINANCIAL STATEMENTS
Balance Sheets	15
Statements of Operations	16
Statements of Changes in Stockholders’ Equity	17
Statements of Cash Flows	18

NOTES TO AUDITED FINANCIAL STATEMENTS	19-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ezy Cloud Holding Inc.

We have audited the accompanying balance sheets of Ezy Cloud Holding Inc as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Ezy Cloud Holding Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ezy Cloud Holding Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

April 17, 2017

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Balance Sheets

(Audited)

	December 31,	December 31,
	2016	2015
Assets

Current assets:
Cash and equivalents	$ -	$ -
Prepayment	1,667	-
Total current assets	1,667	-
Total assets	1,667	-

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts Payable	7,754	17,013
Total current liabilities	7,754	17,013
Total liabilities	7,754	17,013

Stockholders' equity (deficit)

Common stock, $0.001 par value;
75,000,000 shares authorized;
2,377,232 shares issued and outstanding
at December 31, 2016 and December 31, 201,	2,377	2,377
2,377,232 shares issued and outstanding
Additional paid-in capital	760,137	624,229
Deficit accumulated during
development stage	(768,601)	(643,619)
Total stockholders' equity (deficit)	(6,087)	(17,013)
Total liabilities and stockholders'
equity (deficit)	$ 1,667	$ -

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Operations

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Revenue	-	-

Cost of Sales	-	-
Gross margin	-	-

Expenses:
Accounting and audit	17,380	14,581
Legal	93,646	17,832
General and administrative	13,956	15,234
Total expenses	124,982	47,647

Net loss	(124,982)	(47,647)

Weighted average number of common shares outstanding - basic	2,377,232	2,054,629

Net loss per share - basic	(0.05)	(0.02)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Changes in Stockholders’ Equity

For the period from September 30, 2013 to December 31, 2016

(Audited)

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	1,627,232	$1,627	$590,078	$(595,972)	$(4,267)

Additional paid in capital	-	-	34,151	-	34,151

Issuance of common stock	750,000	750	-	-	750

Net loss for the period	-	-	-	(47,647)	(47,647)

Balance, December 31, 2015	2,377,232	$2,377	$624,229	$(643,619)	$(17,013)

Additional paid in capital	-	-	135,908	-	135,908

Net loss for the period	-	-	-	(124,982)	(124,982)

Balance, December 31, 2016	2,377,232	$2,377	$760,137	$(768,601)	$(6,087)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Cash Flows

(Audited)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Operating activities
Net loss	$(124,982)	$(47,647)
Adjustments to reconcile net loss to net cash used by operating activities: (Increase) / decrease in Other Current Assets	(1,667)	-
(Increase) / decrease in Other Current Liabilities	(9,259)	12,503
Net cash used in operating activities	(135,908)	(35,144)

Financing activities
Increase in contributed capital	135,908	34,901
Net cash provided by financing activities	135,908	34,901

Net increase (decrease) in cash	-	(243)

Cash, beginning of period	-	243

Cash, end of period	$-	$-

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Notes to Financial Statements

December 31, 2016

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company has an accumulated deficit since inception of $ 768,601.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the years ended December 31, 2016 and December 31, 2015.

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

The income tax provision for the year ended December 31, 2016 and December 31, 2015 are as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Current Tax Provision:
Federal:
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal:
Loss carryforwards	$ (643,619)	$ (595,972)
Loss for the period	$ (124,982)	$ (47,647)
Net loss carryforward

Less valuation allowance	(768,601)	(643,619)

Total net deferred tax Assets	$ -	$ -

The Company had the following deferred income tax assets as of December 31, 2016, and December 31, 2015:

	December 31, 2016	December 31, 2015
Net deferred tax assets	$768,601	$643,619

Less: Valuation allowance	(768,601)	(643,619)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2016 and December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31, 2016.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09(modified retrospective method). We are currently assessing the materiality of the impact to our consolidated financial statements, and have not yet selected a transition approach.

Disclosure of Going Concern Uncertainties In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

Financial instrument

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

The Company was formed by Jagged Peak, Inc. (“Jagged Peak”) on June 14, 2010 as an entity without share capital. Certain executives and owners of Jagged Peak stock hold a majority ownership share in the Company.   As of December 31, 2016 and December 31, 2015 the Company had an outstanding balance payable to Jagged Peak of $0.

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

Em 14

On December 22, 2015, Mr. Lim Kor Kiat purchased an aggregate of 1,818,025 shares of our common stock (76.48% of the outstanding shares) from four former shareholders of the Company for an aggregate purchase price of $335,000 as detailed in Note 4.

During the year ended December 31 2016, Mr. Lim Kor Kiat contributed capital of $135,908 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

NOTE 6 – SUBSEQUENT EVENT

None

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of December 31, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2016.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of March 28, 2017 are as follows:

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position(s)
Lim Kor Kiat 138 Cecil Street #09-02 Cecil Court Singapore 069538	41	Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, and Treasurer

Kelly Chow 138 Cecil Street #09-02 Cecil Court Singapore 069538	59	Vice President and Secretary
Joe Leung 138 Cecil Street #09-02 Cecil Court Singapore 069538	36	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our officers and directors.

Background of officers and directors

Lim Kor Kiat

 Mr. Lim has served as our Chairman, President, Chief executive Offcer and Treasurer since December 22, 2015. Mr. Lim is the founder and president of EzyCloud Sdn Bhd, which was established in Malaysia in 2014. EzyCloud develops a mobile social and payment application that allows users to easily connect with each other and get rebates from shopping activities. Before EzyCloud, Mr. Lim founded Liberty Land in Taiwan in 2008 and acted as President. Liberty Land is engaged in the development of mobile applications and software. At Liberty Land, Mr. Lim developed EzyCard, a membership loyalty program through which members receive rebates and collect points.

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

Kelly Chow

Mr. Chow has served as our Vice President and Secretary since January 20, 2016.  is an independent management consultant. Mr. Chow founded and was a partner at Caplink Financial Group, LLC from 2007 through 2015. Caplink Financial Group, LLC is a management consulting firm.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review, the officers and directors filed all required reports under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2016

Compensation

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from during the fiscal years ended December 31, 2016 and September 30, 2015, to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
							& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong
President &	2015	0	0	0	0	0	0	0	0
Treasurer (1)

Lim Kor Kiat
Chairman,	2016	0	0	0	0	0	0	0	0
Chief Executive Officer

Joe Leung
Chief Financial Officer	2016	0	0	0	0	0	0	0	0

(1)

 Mr. Furlong resigned as President and Treasurer effective December 22, 2015.

The Company does not anticipate paying salaries until it have adequate funds to do so.

The following table sets forth the compensation paid by us to our sole director for fiscal years ending December 31, 2016. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value
& Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Daniel R. Furlong(1)	0	0	0	0	0	0	0
Lim Kor Kiat	0	0	0	0	0	0	0

(1)

Mr. Furlong resigned as a director effective January 20, 2016.

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.  Percentage of Class is based on 2,377,232 shares that were issued and outstanding as of March 27, 2017.

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership	Percentage of Class
Executive Officers, Directors and others
Lim Kor Kiat (1)	Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary/Treasurer	1,818,025	76.48%
Kelly Chow (2) Joe Leung (3)	Vice President and Secretary Chief Financial Officer	-	-
All directors and effective officers as a group		1,818,025	76.48%

(1)	Mr. Lim, 138 Cecil Street #09-02, Cecil Court, Singapore 069538.
(2) (3)	Mr. Chow, 138 Cecil Street #09-02, Cecil Court, Singapore 069538. Mr. Leung, 138 Cecil Street #09-02, Cecil Court, Singapore 069538.

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

PRINCIPAL ACCOUNTANTS FEES AND SERVICES.

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2016	$11,000	Kenne Ruan, CPA, P.C.
2015	$13,000	Kenne Ruan, CPA, P.C.
2015	$6,000	Paula S. Morelli, CPA P.C

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$-	Kenne Ruan, CPA, P.C.
2015	$-	Kenne Ruan, CPA, P.C.
2015	$-	Paula S. Morelli, CPA P.C

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$-	Kenne Ruan, CPA, P.C.
2015	$-	Kenne Ruan, CPA, P.C.
2015	$-	Paula S. Morelli, CPA P.C

(4)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$-	Kenne Ruan, CPA, P.C.
2015	$-	Kenne Ruan, CPA, P.C.
2015	$-	Paula S. Morelli, CPA P.C

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of April, 2017.

EZY CLOUD HOLDING, INC.
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
Joe Leung
Principal Financial Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lim Kor Kiat Lim Kor Kiat	President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer and Chairman of the Board of Directors	April 18, 2017