Form 10-Q
period 2017-03-31
Ezy Cloud Holding Inc.
filed 2017-05-22
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

As of May 18, 2017, 2,377,232 shares of its ($0.001 par value) common stock were issued and outstanding.

Table of Contents

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016

Assets

Current assets:
Cash and equivalents	$ -	$ -
Prepayment	9,167	1,667
Total current assets	9,167	1,667
Total assets	9,167	1,667

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable and other current liabilities	13,180	7,754
Total current liabilities	13,180	7,754
Total liabilities	13,180	7,754

Stockholders’ equity (deficit):

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively;	2,377	2,377
Additional paid-in capital	777,876	760,137
Deficit accumulated during development stage	(784,266)	(768,601)

Total stockholders’ equity (deficit)	(4,013)	(6,087)
Total liabilities and stockholders’ equity (deficit)	$ 9,167	$ 1,667

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Revenue	$-	$-

Cost of Sales	-	-
Gross margin	-	-

Expenses:
Accounting and audit		-
Legal	12,500	17,500
General and administrative	3,165	887
Total expenses	15,665	18,387

Net loss	$(15,665)	$(18,387)

Weighted average number of common shares outstanding - basic	2,377,232	2,377,232

Net loss per share - basic	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Operating activities
Net loss	$(15,665)	$(18,387)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	(7,500)	(9,168)
Increase in Other Current Liabilities	5,426	9,500

Net cash used in operating activities	(17,739)	(18,055)

Financing activities
Increase in contributed capital	17,739	18,055
Net cash provided by financing activities	17,739	18,055

Net increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Notes to Financial Statements

March 31, 2017

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2017, the Company had an accumulated deficit since inception of $784,266.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three month periods ended March 31, 2017 and March 31, 2016.

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

The income tax provision for the three months ended March 31, 2017 and March 31, 2016 are as follows:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Current Tax Provision:
Federal:
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$768,601	$643,619
Loss for the period	$15,665	$18,387
Net loss carryforward	784,266	662,006

Less valuation allowance	(784,266)	(662,006)

Total net deferred tax Assets	$-	$-

The Company had the following deferred income tax assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Net deferred tax assets	$784,266	$768,601

Less: Valuation allowance	(784,266)	(768,601)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2017 and December 31, 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

During the period ended March 31, 2017, Mr. Lim Kor Kiat contributed capital of $17,739 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the three month periods ended March 31, 2017 and March 31, 2016.

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

The income tax provision for the three months ended March 31, 2017 and March 31, 2016 are as follows:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Current Tax Provision:
Federal:
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal:
Loss carryforwards	$768,601	$643,619
Loss for the period	$15,665	$18,387
Net loss carryforward	784,266	662,006

Less valuation allowance	(784,266)	(662,006)

Total net deferred tax Assets	$-	$-

The Company had the following deferred income tax assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Net deferred tax assets	$784,266	$768,601

Less: Valuation allowance	(784,266)	(768,601)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2017 and December 31, 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31.

Recent Accounting Pronouncements

See Note 3 to the financial statements included herewith.

Results of Operations

Capitalization

The following table sets forth, as of March 31, 2017, the capitalization of Ezy Cloud on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

March 31, 2017 Actual:

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at March 31, 2017	$2,377
Additional paid-in capital	777,876
Deficit accumulated	(784,266)

Total stockholders’ equity	$(4,013)

Results of Operations for the three months ended March 31, 2017 and March 31, 2016

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. Ezy Cloud also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs.

For the three months ended March 31, 2017 and March 31, 2016 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the three months ended March 31, 2017 and March 31, 2016 accounting and audit expenses were $0 and $0.

For the three months ended March 31, 2017 and March 31, 2016, legal expenses were $12,500 and $17,500.

For the three months ended March 31, 2017 and March 31, 2016, general and administrative expenses were $3,165 and $887. Costs incurred in the three months ended March 31, 2017 were primarily costs related to the listing of the company shares on the over the counter market.

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

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. As of March 31, 2017, we have accumulated operating losses of approximately $784,266 since inception.

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

Significant changes in the number of employees

As of March 31, 2017, we did not have any paid employees. We are dependent upon our officers and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of March 31, 2017, Ezy Cloud had cash of approximately $0.

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

Cash contributed was approximately $777,876 as of March 31, 2017.

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

As a result of our current cash status, no officer or director received compensation through the period ended March 31, 2017. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through March 31, 2017 and concluded that they will not have a material effect on the financial statements as of March 31, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of March 31, 2017.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarterly period ended March 31, 2017.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of May, 2017.

Ezy Cloud, INC. (the “Registrant”)
BY:	/s/ Lim Kor Kiat Lim Kor Kiat
President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer and Chairman of the Board of Directors
BY:	/s/ Joe Leung Joe Leung Principal Financial Officer, Chief Financial Officer