Form 10-Q
period 2017-09-30
Ezy Cloud Holding Inc.
filed 2017-11-22
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[x]
Emerging Growth Company	[ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [x]      NO [ ]

As of November 17, 2017, 2,377,232 shares of its ($0.001 par value) common stock were issued and outstanding.

EZY CLOUD HOLDING, INC.

FORM 10-Q

September 30, 2017

EZY CLOUD HOLDING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2016 and 2017

(UNAUDITED)

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
Assets

Current assets:
Cash and equivalents	$ -	$ -
Prepayment	4,167	1,667
Total current assets	4,167	1,667
Total assets	4,167	1,667

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable and other current liabilities	29,491	7,754
Total current liabilities	29,491	7,754
Total liabilities	29,491	7,754

Stockholders’ equity (deficit):

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively;	2,377	2,377
Additional paid-in capital	824,288	760,137
Deficit accumulated during development stage	(834,384)	(768,601)

Total stockholders’ equity (deficit)	(7,719)	(6,087)
Total liabilities and stockholders’ equity (deficit)	$ 4,167	$ 1,667

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Revenue	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-
Gross margin		-		-

Expenses:
Accounting and audit	2,000	7,880	16,500	15,005
Legal	12,533	17,653	37,598	52,653
General and administrative	4,540	6,434	11,685	9,989
Total expenses	19,073	31,967	65,783	77,647

Net loss	$ (19,073)	$ (31,967)	$ (65,783)	$ (77,647)

Weighted average number of common shares outstanding - basic	2,377,232	2,377,232	2,377,232	2,377,232

Net loss per share - basic	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Operating activities
Net loss	$ (65,783)	$ (77,647)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase / (decrease) in prepaid expenses	(2,500)	(4,167)
Increase in Other Current Liabilities	21,737	7,401

Net cash used in operating activities	(46,546)	(74,413)

Financing activities
Increase in contributed capital	46,546	74,413
Net cash provided by financing activities	46,546	74,413

Net increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Notes to Financial Statements

September 30, 2017

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2017, the Company had an accumulated deficit since inception of $834,384.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the nine month ended September 30, 2017 and 2016.

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

The income tax provision for the nine months ended September 30, 2017 and 2016 are as follows:

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September30, 2016
Current Tax Provision:
Federal:
Taxable income	$ -	$ -
Total current tax provision	-	-

Deferred Tax Provision:
Federal:
Loss carry forwards	768,601	643,619
Loss for the period	65,783	77,647
Net loss carry forward	834,384	721,266

Less valuation allowance	(834,384)	(721,266)

Total net deferred tax Assets	$ -	$ -

The Company had the following deferred income tax assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Net deferred tax assets	$ 834,384	$ 768,601

Less: Valuation allowance	(834,384)	(768,601)
Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2017 and December 31, 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

During the nine months ended September 30, 2017, Mr. Lim Kor Kiat contributed capital of $64,151 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred $0 of sales and marketing expenses, including advertising, for the nine months ended September 30, 2017 and 2016.

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

The income tax provision for the nine months ended September 30, 2017 and 2016 are as follows:

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September30, 2016
Current Tax Provision:
Federal:
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal:
Loss carry forwards	$ 768,601	$ 643,619
Loss for the period	$ 65,783	$ 77,647
Net loss carryforward	834,384	721,266

Less valuation allowance	(834,384)	(721,266)

Total net deferred tax Assets	$ -	$ -

The Company had the following deferred income tax assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Net deferred tax assets	$ 834,384	$ 768,601

Less: Valuation allowance	(834,384)	(768,601)
Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2017 and December 31, 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

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

Results of Operations

Capitalization

The following table sets forth, as of September 30, 2017, the capitalization of Ezy Cloud on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

September 30, 2017 Actual:

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at September 30, 2017	$ 2,377
Additional paid-in capital	824,288
Deficit accumulated	(834,384)

Total stockholders’ equity	$ (7,719)

Results of Operations for the nine months ended September 30, 2017 and 2016

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. Ezy Cloud also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs.

For the nine months ended September 30, 2017 and 2016 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the nine months ended September 30, 2017 and 2016 accounting and audit expenses were $16,500 and $15,005.

For the nine months ended September 30, 2017 and 2016, legal expenses were $37,598and $52,653.

For the nine months ended September 30, 2017 and 2016, general and administrative expenses were $11,685and $9,989. Costs incurred in the nine months ended September30, 2017 were primarily costs related to the listing of the company shares on the over the counter market.

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

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. As of September 30, 2017, we have accumulated operating losses of approximately $840,771since inception.

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

Significant changes in the number of employees

As of September 30, 2017, we did not have any paid employees. We are dependent upon our officers and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of September 30, 2017, Ezy Cloud had cash of approximately $0.

Since our inception on June 14, 2010, Ezy Cloud’s operations utilized approximately $646,159 of cash. Prior to the share purchase by Mr. Lim Kor Kiat on December 22, 2015, the company’s operations were funded primarily by the capital contributed by a previously related party, Jagged Peak.

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

Cash contributed was approximately $834,384 as of September 30, 2017.

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

As a result of our current cash status, no officer or director received compensation through the nine months ended September 30, 2017. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through September 30, 2017 and concluded that they will not have a material effect on the financial statements as of September 30, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of September 30, 2017.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarterly period ended September 30, 2017.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information

None

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of November, 2017.

Ezy Cloud, INC. (the “Registrant”)
BY:	/s/ Lim Kor Kiat Lim Kor Kiat
President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer, Acting Principal Financial Officer, Acting Chief Financial Officer and Chairman of the Board of Directors