Form 10-K
period 2017-12-31
Ezy Cloud Holding Inc.
filed 2018-05-22
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Commission file number: 000-54349

EZY CLOUD HOLDING, INC.

(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	27-3074682
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

138 Cecil Street #09-02

Cecil Court

Singapore 069538

(Address of principal executive offices, including zip code)

+60 16 202 9898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock, $0.001 par value per share

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X ]     NO [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,230,255.40, based on 559,207 common shares at $2.20 on June 30, 2017, which is the quotation posted on the OTCQB Market (“OTCQB” under the symbol “EZCL”).

As of May 18, 2018, 2,377,232 shares of its ($0.001 par value) common stock were issued and outstanding.

EZY CLOUD HOLDING, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2017

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

Current Operations

Beginning in the quarter ended March 31, 2013, EzyCloud ceased providing services to customers and other activities that generate revenue. EzyCloud also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs. During the fiscal year ended December 31, 2017, we did not conduct business operations except to evaluate potential line of business.

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

We may support our sales activities by conducting a variety of marketing programs including online marketing, public relations, direct marketing, advertising, trade shows, product seminars, user group conferences and ongoing customer communication and industry analysis programs.

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

ITEM 4.  MINE SAFETY REVIEW

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the fiscal year ended December 31, 2017, our common stock was quoted on the OTC under the symbol EZCL with a high and low bid of $2.50 and $0.003, respectively, per share but minimal trading of our common stock. There can be no assurance that a public trading market will develop at that time or be sustained in the future.  Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Holders

As of May 15, 2017 there were 84 holders of record for our common stock.  There were a total of 2,377,232 shares of common stock outstanding.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the years ended December 31, 2017 and December 31, 2016.

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

The income tax provision for the years ended December 31, 2017 and December 31, 2016 are as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Current Tax Provision:
Federal:
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal:
Loss carryforwards	$ 768,601	$ 643,619
Loss for the period	$ 82,508	$ 124,982
Net loss carryforward	851,109	768,601

Less valuation allowance	(851,109)	(768,601)

Total net deferred tax Assets	$ -	$ -

The Company had the following deferred income tax assets as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Net deferred tax assets	851,109	768,601

Less: Valuation allowance	(851,109)	(768,601)
Total net deferred tax assets	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2017 and December 31, 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31, 2017.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09(modified retrospective method). We are currently assessing the materiality of the impact to our consolidated financial statements and have not yet selected a transition approach.

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

Results of Operations

Capitalization

The following table sets forth, as of December 31, 2017, the capitalization of Ezy Cloud on an actual basis. This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

December 31, 2017 Actual:

Common stock, $0.001 par value; 2,377,232 shares issued and outstanding at December 31, 2017	$ 2,377
Additional paid-in capital	$ 826,394
Deficit accumulated during development stage	(851,109)

Total stockholders’ equity	$ (22,338)

Results of Operations for the years ended December 31, 2017 and December 31, 2016

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

For the years ended December 31, 2017 and December 31, 2016 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the years ended December 31, 2017 and December 31, 2016 accounting and audit expenses were $21,000 and $17,380. These costs were primarily the cost to prepare and audit the quarterly and annual reports required by the Securities and Exchange Commission.

For the years ended December 31, 2017 and December 31, 2016, legal expenses were $45,113 and $93,646. These costs were primarily the cost to review the quarterly and annual reports required by the Securities and Exchange Commission.

For the years ended December 31, 2017 and December 31, 2016, general and administrative expenses were $15,416 and $13,956. Costs incurred were primarily stock transfer agent maintenance expenses.

For our December 31, 2017 and 2016 year-end financial statements, our auditor issued an opinion that our financial condition raised substantial doubt about our ability to continue as a going concern.

Going Concern

The financial statements included with this annual report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. As of December 31, 2017, we have accumulated operating losses of approximately $851,109 since inception.

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

Significant changes in the number of employees

As of December 31, 2017, we did not have any paid employees.  We are dependent upon our officers and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of December 31 2017, we had cash of approximately $0.

Since our inception on June 14, 2010, our operations utilized approximately $826,394 of cash. This was funded primarily by the capital contributed by a previously related party, Jagged Peak.

Cash contributed was approximately $826,394 and $760,137 as of December 31, 2017 and 2016, respectively.

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

As a result of our current cash status, no officer or director received compensation through the fiscal year ended December 31, 2017. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 31, 2017 and concluded that they will not have a material effect on the financial statements as of December 31, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Ezy Cloud Holding Inc. formerly AcroBoo, Inc.

For the fiscal years ended December 31, 2017 and December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ezy Cloud Holding Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ezy Cloud Holding Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has incurred recurring net losses and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/Kenne Ruan, CPA, P.C.

We have served as the Company’s auditor since 2015.

Woodbridge, Connecticut

May 15, 2018

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Balance Sheets

(Audited)

	December 31,	December 31,
	2017	2016
Assets

Current assets:
Cash and equivalents	$ -	$ -
Prepayment	$ 1,667	$ 1,667
Total current assets	$ 1,667	$ 1,667
Total assets	$ 1,667	$ 1,667

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts Payable	$ 24,005	$ 7,754
Total current liabilities	$ 24,005	$ 7,754
Total liabilities	$ 24,005	$ 7,754

Stockholders' equity (deficit)

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at December 31, 2017 and December 31, 2016,	$ 2,377	$ 2,377
Additional paid-in capital	$ 826,394	$ 760,137
Deficit accumulated during development stage	$ (851,109)	$ (768,601)
Total stockholders' equity (deficit)	$ (22,338)	$ (6,087)

Total liabilities and stockholders' equity (deficit)	$ 1,667	$ 1,667

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Operations

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Revenue	$ -	$ -

Cost of Sales	$ -	$ -
Gross margin	$ -	$ -

Expenses:
Accounting and audit	$ 21,000	$ 17,380
Legal	$ 45,113	$ 93,646
General and administrative	$ 16,395	$ 13,956
Total expenses	$ 82,508	$ 124,982

Net loss	$ (82,508)	$ (124,982)

Weighted average number of common shares outstanding - basic	2,377,232	2,377,232

Net loss per share - basic	$ (0.03)	$ (0.05)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Changes in Stockholders’ Deficit

For the period from September 30, 2013 to December 31, 2017

(Audited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2015	2,377,232	$ 2,377	$ 624,229	$ (643,619)	$ (17,013)

Additional paid in capital	-	-	135,908	-	135,908

Net loss for the period	-	-	-	(124,982)	(124,982)

Balance, December 31, 2016	2,377,232	$ 2,377	$ 760,137	$ (768,601)	$ (6,087)

Additional paid in capital	-	-	66,257	-	66,257

Net loss for the period	-	-	-	(82,508)	(82,508)

Balance, December 31, 2017	2,377,232	$ 2,377	$ 826,394	$ (851,109)	$ (22,338)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Cash Flows

(Audited)

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Operating activities
Net loss	$ (82,508)	$ (124,982)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) / decrease in Other Current Assets	$ -	$ (1,667)
(Increase) / decrease in Other Current Liabilities	$ 16,251	$ (9,259)
Net cash used in operating activities	$ (66,257)	$ (135,908)

Financing activities
Increase in contributed capital	$ 66,257	$ 135,908
Net cash provided by financing activities	$ 66,257	$ 135,908

Net increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Notes to Financial Statements

December 31, 2017

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2017, the Company has an accumulated deficit since inception of $851,109.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 of sales and marketing expenses, including advertising, for the years ended December 31, 2017 and December 31, 2016.

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

The Company accounts for income taxes in accordance with U.S. GAAP for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the fiscal year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred taxes are accounted for using the asset and liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. Deferred tax liabilities are recognized for all future taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled.

Deferred tax is charged or credited in the operations of statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

The income tax provision for the year ended December 31, 2017 and December 31, 2016 are as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Current Tax Provision:
Federal:
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal:
Loss carryforwards	$ 768,601	$ 643,619
Loss for the period	$ 82,508	$ 124,982
Net loss carryforward	$ 851,109	$ 768,601

Less valuation allowance	(851,109)	(768,601)

Total net deferred tax assets	$ -	$ -

The Company had the following deferred income tax assets as of December 31, 2017, and December 31, 2016:

	December 31, 2017	December 31, 2016
Net deferred tax assets	$ 851,109	$ 768,601

Less: Valuation allowance	(851,109)	(768,601)
Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2017 and December 31, 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2025.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the company are subject to examination by the IRS generally for three years after they file.

Year end

The Company’s fiscal year-end is December 31, 2017.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09(modified retrospective method). The Company elected the modified retrospective approach. In preparation for adoption of the new guidance. The Company completed its analysis and identified changes with respect to the timing of revenue recognition for its revenue streams and determined the impact of that guidance on revenue recognition. The Company does not expect the new revenue standard to have a material impact on its consolidated financial statements.

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

Financial instrument

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s financial statements and related disclosures.

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

During the year ended December 31 2017, Mr. Lim Kor Kiat contributed capital of $66,257 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

NOTE 6 – SUBSEQUENT EVENT

None

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of December 31, 2017.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2017.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of May 22, 2018 are as follows:

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position(s)
Lim Kor Kiat 138 Cecil Street #09-02 Cecil Court Singapore 069538	42	Chairman of the Board of Directors, President, Chief Executive Officer, Principal Executive Officer, Treasurer, and Acting Chief Financial Officer

Set forth below is a brief description of the background and business experience of our officers and directors.

Background of officers and directors

Lim Kor Kiat

Mr. Lim has served as our Chairman, President, Chief Executive Officer and Treasurer since December 22, 2015 and our Acting Chief Financial Officer since June 30, 2017. Mr. Lim is the founder and president of EzyCloud Sdn Bhd, which was established in Malaysia in 2014. EzyCloud develops a mobile social and payment application that allows users to easily connect with each other and get rebates from shopping activities. Before EzyCloud, Mr. Lim founded Liberty Land in Taiwan in 2008 and acted as President. Liberty Land is engaged in the development of mobile applications and software. At Liberty Land, Mr. Lim developed EzyCard, a membership loyalty program through which members receive rebates and collect points.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review, the officers and directors filed all required reports under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2017

Compensation

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from during the fiscal years ended December 31, 2017 and 2016 to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value
							& Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Lim Kor Kiat
Chairman,	2017	0	0	0	0	0	0	0	0
Chief Executive Officer	2016	0	0	0	0	0	0	0	0

Joe Leung
Chief Financial Officer	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0		0

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.  Percentage of Class is based on 2,377,232 shares that were issued and outstanding as of May 15, 2018.

Name of Beneficial Owner Executive Officers, Directors and others	Title	Amount and Nature of Beneficial Ownership	Percentage of Class
Lim Kor Kiat (1)	Chairman of the Board of Directors, President, Chief Executive Officer, Secretary/Treasurer and Acting Chief Financial Officer	1,818,025	76.48%
		-	-
All directors and effective officers as a group		1,818,025	76.48%

(1)			Mr. Lim, 138 Cecil Street #09-02, Cecil Court, Singapore 069538.

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

None

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

2017	$ 11,000	Kenne Ruan, CPA, P.C.
2016	$ 11,000	Kenne Ruan, CPA, P.C.

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$ -	Kenne Ruan, CPA, P.C.
2016	$ -	Kenne Ruan, CPA, P.C.

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$ -	Kenne Ruan, CPA, P.C.
2016	$ -	Kenne Ruan, CPA, P.C.

(4)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$ -	Kenne Ruan, CPA, P.C.
2016	$ -	Kenne Ruan, CPA, P.C.

(5)

Our board of director’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board of directors pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of May, 2018.

EZY CLOUD HOLDING, INC.
(the “Registrant”)

BY:	/s/ Lim Kor Kiat
Lim Kor Kiat
President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer , Acting Chief Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lim Kor Kiat Lim Kor Kiat	President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer and Acting Chief Financial Officer and Chairman of the Board of Directors	May 22, 2018