Form 10-Q
period 2018-06-30
Ezy Cloud Holding Inc.
filed 2018-10-05
CIK 1497251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒     NO ☐

As of October 5, 2018, 2,377,232 shares of its ($0.001 par value) common stock were issued and outstanding.

EZY CLOUD HOLDING, INC.

FORM 10-Q

June 30, 2017

EZY CLOUD HOLDING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2017 and June 30, 2018

(UNAUDITED)

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

Assets

Current assets:
Cash and equivalents	$ -	$ -
Prepayment	8,000	1,667
Total current assets	8,000	1,667
Total assets	$ 8,000	$ 1,667

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts Payable and other current liabilities	$ 18,035	$ 24,005
Total current liabilities	18,035	24,005
Total liabilities	18,035	24,005

Stockholders’ equity (deficit):

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively;	2,377	2,377
Additional paid-in capital	875,964	826,394
Deficit accumulated during development stage	(888,376)	(851,109)

Total stockholders’ equity (deficit)	(10,035)	(22,338)
Total liabilities and stockholders’ equity (deficit)	$ 8,000	$ 1,667

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Revenue	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-
Gross margin		-		-

Expenses:
Accounting and audit	9,500	14,500	12,000	14,500
Legal	6,340	12,565	16,340	25,065
General and administrative	5,660	3,980	8,927	7,145
Total expenses	21,500	31,045	37,267	46,710

Net loss	$ (21,500)	$ (31,045)	$ (37,267)	$ (46,710)

Weighted average number of common shares outstanding - basic	2,377,232	2,377,232	2,377,232	2,377,232

Net loss per share – basic	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Operating activities
Net loss	$ (37,267)	$ (46,710)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase / (decrease) in Other Current Assets	(6,333)	(5,000)
(Decrease) increase in Other Current Liabilities	(5,970)	8,886

Net cash used in operating activities	(49,570)	(42,824)

Financing activities
Increase in contributed capital	49,570	42,824
Net cash provided by financing activities	49,570	42,824

Net increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

The accompanying notes are an integral part of the financial statements.

EZY CLOUD HOLDING, INC. FORMERLY ACROBOO, INC.

Notes to Financial Statements

June 30, 2018

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2018, the Company had an accumulated deficit since inception of $888,376.

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

Advertising

Advertising costs are expensed when incurred.  The Company incurred $0 and $0 of sales and marketing expenses, including advertising, for the six month ended June 30, 2018 and June 30, 2017.

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

The income tax provision for the six months ended June 30, 2018 and June 30, 2017 are as follows:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Current Tax Provision:
Federal:
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal:
Loss carry forwards	$ 851,109	$ 768,601
Loss for the period	$ 37,267	$ 46,710
Net loss carry forward	888,376	815,311

Less valuation allowance	(888,376)	(815,311)

Total net deferred tax Assets	$ -	$ -

The Company had the following deferred income tax assets as of June 30, 2018 and December 31, 2018:

	June 30, 2018	December 31, 2017
Net deferred tax assets	$ 888,376	$ 815,311

Less: Valuation allowance	(888,376)	(815,311)
Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2018 and December 31, 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carry forwards begin to expire in 2026.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

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

Lease

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

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

During the six months ended June 30, 2018, Mr. Lim Kor Kiat contributed capital of $49,570 for operating expenses. This contribution is not expected to be repaid. Ezy Cloud recorded this as a capital contribution.

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

Advertising

Advertising costs are expensed when incurred. The Company incurred $0 of sales and marketing expenses, including advertising, for the six months ended June 30, 2018 and June 30, 2017.

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

The income tax provision for the six months ended June 30, 2018 and June 30, 2017 are as follows:

	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Current Tax Provision:
Federal:
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal:
Loss carry forwards	$851,109	$768,601
Loss for the period	$37,267	$46,710
Net loss carryforward	888,376	815,311

Less valuation allowance	(888,376)	(815,311)

Total net deferred tax Assets	$-	$-

The Company had the following deferred income tax assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Net deferred tax assets	$888,376	$815,311

Less: Valuation allowance	(888,376)	(815,311)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2018 and December 31, 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carry forwards. The potential tax benefits arising from these loss carryforwards begin to expire in 2026.

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

Results of Operations

Capitalization

The following table sets forth, as of June 30, 2018, the capitalization of Ezy Cloud on an actual basis.  This table should be read in conjunction with the more detailed financial statements and notes thereto included elsewhere herein.

June 30, 2018 Actual:

Common stock, $0.001 par value; 75,000,000 shares authorized; 2,377,232 shares issued and outstanding at June 30, 2018	$2,377
Additional paid-in capital	875,964
Deficit accumulated	(888,376)

Total stockholders’ equity (deficit)	$(10,035)

Results of Operations for the six months ended June 30, 2018 and June 30, 2017

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. Ezy Cloud also ended its employment agreement with its sole paid employee. Significant costs after this period consisted primarily of audit and legal costs.

For the six months ended June 30, 2018 and June 30, 2017 we earned $0 revenue.

Costs of revenue during these same periods were $0.

For the six months ended June 30, 2018 and June 30, 2017 accounting and audit expenses were $12,000 and $14,500.

For the six months ended June 30, 2018 and June 30, 2017, legal expenses were $16,340 and $25,065. The decrease was due to discount on legal fees during the current period.

For the six months ended June 30, 2018 and June 30, 2017, general and administrative expenses were $8,927 and $7,145. Costs incurred in the six months ended June 30, 2018 were primarily costs related to the listing of the company shares on the over the counter market, as well as fee related to printer and share transfer agent.

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

Beginning in the quarter ended March 31, 2013, Ezy Cloud ceased providing services to customers and other activities that generate revenue. As of June 30, 2018, we have accumulated operating losses of approximately $888,376 since inception.

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

Significant changes in the number of employees

As of June 30, 2018, we did not have any paid employees. We are dependent upon our officers and director for our future business development.  As our operations expand, we anticipate our need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of June 30, 2018, Ezy Cloud had cash of approximately $0.

Since our inception on June 14, 2010, Ezy Cloud’s operations utilized approximately $875,964 of cash. Prior to the share purchase by Mr. Lim Kor Kiat on December 22, 2015, the company’s operations were funded primarily by the capital contributed by a previously related party, Jagged Peak.

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

Cash contributed was approximately $875,964 as of June 30, 2018.

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

As a result of our current cash status, no officer or director received compensation through the six months ended June 30, 2018. We have no employment agreements in place with our officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through June 30, 2018 and concluded that they will not have a material effect on the financial statements as of June 30, 2018.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal control over financial reporting was not effective as of June 30, 2018.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarterly period ended June 30, 2018.  However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of October, 2018.

Ezy Cloud, INC. (the “Registrant”)
BY:	/s/ Lim Kor Kiat Lim Kor Kiat
President, Principal Executive Officer, Chief Executive Officer, Secretary/Treasurer and Chairman of the Board of Directors
BY:	/s/ Lim Kor Kiat Lim Kor Kiat Principal Financial Officer, Chief Financial Officer